Form 10-Q
period 1995-03-31
COMPRESSION LABS INC
filed 1995-05-15
CIK 319085

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 -------------


                                   FORM 10-Q

(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1995 or
/ /   Transition report pursuant to Section or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from            to           .
                                                 ----------    ----------
Commission file number 0-13218

                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              94-2390960
- ---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                                                    (NOTE: Previously I.R.S. EIN
                                                                     77-0159558)


                2860 JUNCTION AVENUE, SAN JOSE, CALIFORNIA 95134
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (408) 435-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                    Shares outstanding at April 24, 1995
- -----                                    ------------------------------------
Common Stock                                         14,717,721



                                                            Page 1 of      Pages
                                                                      ----
                                                      Exhibit Index at Page
                                                                            ----

                         COMPRESSION LABS, INCORPORATED

                                     INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
                Condensed Consolidated Statements of Operations --
                   For the Three Months Ended March 31, 1995 and 1994....................         1

                Condensed Consolidated Balance Sheets --
                   March 31, 1995 and December 31, 1994..................................         2

                Condensed Consolidated Statements of Cash Flows --
                   For the Three Months Ended March 31, 1995 and 1994....................         3

                Notes to Condensed Consolidated Financial Statements --
                   March 31, 1995........................................................         4

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................................         6

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................       8

Item 6.     Exhibits and Reports on Form 8-K...............................................       9

            SIGNATURES.....................................................................      10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         COMPRESSION LABS, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                           Three months ended March 31,
                                                          ------------------------------
                                                              1995              1994
                                                          ------------      ------------
REVENUES
    Net product sales                                       $ 34,098           $32,787
    Research and development contracts                         5,948             5,004
                                                            --------           -------
             Total Revenues                                   40,046            37,791

COST OF REVENUES
    Net product sales                                         22,730            19,928
    Research and development contracts                         4,196             4,968
                                                            --------           -------
             Total Cost of Revenues                           26,926            24,896

GROSS MARGIN
    Net product sales                                         11,368            12,859
    Research and development contracts                         1,752                36
                                                            --------           -------
             Total Gross Margin                               13,120            12,895

OPERATING EXPENSES
    Selling, general and administrative                       10,636             9,755
    Research and development                                   3,470             2,991
    Settlement of litigation                                     897            --
                                                            --------           -------
             Total Costs and Expenses                         15,003            12,746
                                                            --------           -------

             OPERATING INCOME (LOSS)                          (1,883)              149

Interest income                                                    6                93
Interest expense                                                (215)             (214)
                                                            --------           -------
             NET INCOME (LOSS)                              $ (2,092)          $    28
                                                            ========           =======

             NET INCOME (LOSS) PER SHARE                    $  (0.14)          $  0.00
                                                            ========           =======

WEIGHTED AVERAGE COMMON SHARES AND COMMON
    SHARE EQUIVALENTS OUTSTANDING                             14,667            15,392
                                                            ========           =======




     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                  March 31,           December 31,
                                                                    1995                 1994
                                                                 (Unaudited)           (Audited)
                                                               ---------------      ----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  8,712             $ 11,319
   Accounts receivable, less allowance for doubtful accounts
     of $1,020 ($1,397 in 1994)                                        57,815               54,470
   Inventories                                                         28,786               29,511
   Prepaid expenses and other current assets                            2,502                2,715
                                                                     --------             --------

              Total Current Assets                                     97,815               98,015
                                                                     --------             --------

PROPERTY AND EQUIPMENT                                                 42,283               40,133
   Less: Accumulated depreciation and amortization                    (21,035)             (19,251)
                                                                     --------             --------

              Net Property and Equipment                               21,248               20,882

CAPITALIZED SOFTWARE, NET                                              13,289               11,868
OTHER ASSETS                                                            1,010                  886
                                                                     --------             --------

              Total Assets                                           $133,362             $131,651
                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt                                                   $ 12,452             $  9,803
   Current portion of long-term debt and capital
     lease obligations                                                  1,253                  750
   Accounts payable                                                    18,832               20,040
   Accrued liabilities                                                  6,502                6,362
   Deferred revenue                                                     7,378                7,240
                                                                     --------             --------
              Total Current Liabilities                                46,417               44,195
                                                                     --------             --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                            1,851                  494

STOCKHOLDERS' EQUITY
   Preferred Stock -
       Undesignated Preferred Stock, $.001 par value;
       4,000,000 shares authorized, none issued and
       outstanding                                                         --                   --
   Common Stock -
       $.001 par value; 25,153,658 shares authorized,
       shares issued and outstanding:  14,666,753
       (14,655,745 in 1994)                                                15                   15
   Additional paid-in capital                                         114,626              114,402
   Accumulated deficit                                                (29,547)             (27,455)
                                                                     --------             --------

              Total Stockholders' Equity                               85,094               86,962
                                                                     --------             --------

              Total Liabilities and Stockholders'                    $133,362             $131,651
                                                                     ========             ========


     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                           (Unaudited, in thousands)


                                                           Three months ended March 31,
                                                          ------------------------------
                                                              1995              1994
                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash used in operations:
   Net income (loss)                                        $(2,092)           $    28

   Non-cash expenses included in net income (loss) -
     Depreciation and amortization                            2,599              3,085
   Changes in certain assets and liabilities -
     Accounts receivable                                     (3,345)            (2,595)
     Inventories                                                725               (756)
     Prepaid expenses                                           213                274
     Accounts payable                                        (1,208)              (843)
     Accrued liabilities                                        140               (444)
     Deferred revenue                                           138              1,016
                                                            -------            -------

       Net cash used in operating activities                 (2,830)              (235)
                                                            -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment additions                          (2,150)            (2,889)
   Increase in capitalized software                          (2,236)            (1,519)
   Increase in other assets                                    (124)               (59)
                                                            -------            -------

       Net cash used in investing activities                 (4,510)            (4,467)
                                                            -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of Common Stock, net of issuance costs                 224              1,098
   Payments of capital lease obligations                       (191)               (67)
   Collateralized borrowings                                  2,051                 --
   Borrowings under line of credit agreements                 2,649                 --
                                                            -------            -------

       Net cash generated by financing activities             4,733              1,031
                                                            -------            -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (2,607)            (3,671)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             11,319             20,513
                                                            -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 8,712            $16,842
                                                            =======            =======



     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 MARCH 31, 1995

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature that in the opinion of management are necessary to present fairly the financial position and results of operations of Compression Labs, Incorporated (the Company). Interim results of operations are not necessarily indicative of the results to be expected for the full year.

         The Company's interim fiscal quarters end on the Friday of the thirteenth week following the end of the previous quarter. The fiscal year end will remain as December 31. Accordingly, the actual dates of the end of the first quarters of 1995 and 1994 were March 31 and April 1, respectively. The comparability of the financial statements between years is not materially affected by this presentation.

         The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1994, included in the Company's 1994 Annual Report.

2.       NET INCOME (LOSS) PER SHARE

         Net income per share is computed using the weighted average number of common shares outstanding during each period including dilutive common share equivalents (Common Stock options and warrants).

         Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents have not been included in the net loss per share calculation because the effect would be anti-dilutive.

3.       RESEARCH AND DEVELOPMENT CONTRACT REVENUE

         In April 1992, the Company entered into a research and development contract with Thomson Consumer Electronics, Inc. (Thomson) to develop and manufacture a digital compressed video encoding system for the GM Hughes Electronics' DIRECTV Direct Broadcast Satellite (DBS) system. The agreement called for up to $5,000,000 in development funding and encoding system purchases through 1993. In 1993, 1994 and 1995, this agreement was amended to provide for additional funding of an aggregate of $17,639,000 for additional system purchases as well as for additional development work consistent with the terms of the original contract. In June 1992, the Company entered into a research and development contract with North American Philips Corporation (Philips) to develop and manufacture digital compressed video encoders and decoders for cable satellite uplink and head-end applications. The agreement with Philips calls for up to $1,500,000 in development funding and additionally outlines purchase terms for the products. In 1993, this agreement was amended to provide for additional funding of $488,000 to complete additional research and development according to the terms of the original contract. Research and development contract revenues for these two programs totaled $5,584,000 of the $5,948,000 in the first quarter of 1995 and $4,576,000 of the $5,004,000 in the first quarter of 1994.

4.       UNBILLED RESEARCH AND DEVELOPMENT CONTRACT RECEIVABLES AND ADVANCES

         As of March 31, 1995, the Company had net unbilled receivables of $10,806,000, primarily relating to research and development contracts entered into with Thomson and Philips. See Note 3 of Notes to Condensed Consolidated Financial Statements. These receivables are generally billable based upon specified contractual milestones.

5.       INVENTORIES

         Inventories are summarized as follows (in thousands):

                                                                   March 31,            December 31,
                                                                     1995                   1994
- --------------------------------------------------------------------------------------------------------
         Raw materials                                             $ 6,608                $ 7,521
         Work-in-process                                             5,507                  4,293
         Finished products
         - Products on hand                                         11,582                 13,151
         - Products under rental and loan agreements                 5,089                  4,546
                                                              ------------------------------------------
                                                                   $28,786                $29,511
                                                              ==========================================


6.       CAPITALIZED SOFTWARE

         The Company capitalized $2,155,000 of internal software development costs and $81,000 of purchased software during the quarter ended March 31, 1995. Amortization of capitalized software development costs and purchased software was $815,000 for the quarter ended March 31, 1995. As of March 31, 1995, capitalized software net of accumulated amortization was $13,289,000 (including $244,000 of purchased software).

7.       BANK LINES OF CREDIT

         The Company has an aggregate of $15,000,000 in revolving credit facilities with banks that bear interest at the banks' prime rate (currently 9.00%) plus zero to one percent, which expire on June 30, 1995. The Company believes it can replace these lines upon their expiration. The line of credit agreements are secured by substantially all of the Company's assets. Of the total $15,000,000 in credit facilities, $5,000,000 can only be accessed using qualified non-domestic accounts receivable as collateral, as defined in the agreement. Under the agreement, the Company is required to maintain quarterly profitability, a certain minimum amount of working capital, net worth and certain financial ratios, and may not declare or make any cash or stock dividends. The Company was in compliance with these requirements, or had obtained a waiver for non-compliance from the bank, as of March 31, 1995. As of March 31, 1995, the balance outstanding under these lines of credit was $12,452,000.

8.       INCOME TAXES

         Substantially all of the Company's federal income taxes to date have been offset by utilization of net operating loss carryforwards. When all such carryforwards are utilized, the Company anticipates a future provision for federal income taxes that will more closely approximate the statutory rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
Total revenues in the first quarter of 1995 increased 6% to $40.0 million compared to $37.8 million in the first quarter of 1994. The growth in total revenues is primarily the result of an increase in videoconferencing product revenues and research and development contract revenues, partially offset by a decline in sales of broadcast products. The increase in videoconferencing product revenue reflects increases in sales of the Company's Radiance and eclipse product lines partially offset by a reduction in sales of the Company's older generation product lines. The decline in sales of broadcast products was primarily the result of decreased shipments of encoder and decoder units. Because the broadcast market is evolving on multiple fronts - including the highly regulated telephone segment - and because of the transition to products based on the newly defined Moving Picture Experts Group (MPEG) standards, the Company expects to experience uneven revenue growth in this market in the near future. Codec shipments were 613 units in the first quarter of 1995 compared to 640 units in the first quarter of 1994.

Research and development contract revenues increased in the first quarter of 1995 to $5.9 million from $5.0 million in the first quarter of 1994. Research and development contract revenue increased to 15% of total revenues in the first three months of 1995, as compared to 13% of total revenues in the first three months of 1994, primarily as a result of work on the contract with Thomson Consumer Electronics, Inc. to develop and deliver digital compressed video encoders and decoders using the MPEG standard. See Note 3 of Notes to Condensed Consolidated Financial Statements.

International revenues decreased to $5.4 million, or 14% of total revenues, in the first quarter of 1995, compared to $5.6 million, or 15% of total revenues, in the first quarter of 1994. There were no international revenues attributable to research and development contracts.

GROSS MARGIN
Gross margin as a percentage of net product sales decreased to 33% for the first quarter of 1995 from 39% for the first quarter of 1994. The decrease in gross margin was due to increased sales of lower margin decoders and decreased sales of higher margin encoder products in the broadcast market, and lower prices in the videoconferencing market associated with large individual customer orders and shipments via indirect sales channels.

The Company continues to seek improvement in gross margin through introduction of new products with higher margins, as well as through cost reductions of existing products. However, the Company anticipates that product gross margin will continue to be subject to fluctuations caused by the introduction of new products, changes in product mix and variations in manufacturing costs.

Gross margin as a percentage of research and development contract revenues was 29% and 1% for the first quarter of 1995 and 1994, respectively. The increase in gross margin for the three-month period ended March 31, 1995 is due primarily to work on higher margin products relating to the Company's primary contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to 27% of total revenues for the first quarter of 1995 compared to 26% for the first quarter of 1994. The increase in expenses as a percentage of total revenues was primarily due to increases in sales, marketing and service personnel and facilities to stimulate and support revenue growth in future periods. The Company anticipates that selling, general and administrative expenses will generally increase with increases in the level of revenues, but may vary from quarter to quarter as a percentage of total revenues.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense was 9% and 8% of total revenues for the first quarter of 1995 and 1994, respectively. The increase in research and development expense as a percentage of total revenues is due to an increase in personnel costs, depreciation and equipment-related expense related to the development of new products in the videoconferencing and broadcast television markets, partially offset by an increase in the amounts capitalized in conjunction with the development of new software for more complex and feature-rich products, including MPEG standard-based broadcast products. The Company expects that the level of research and development spending will continue to increase in absolute dollars in the future, but may fluctuate quarter to quarter as a percentage of total revenues, due to varying levels of research and development activities, external funding and amounts capitalized in conjunction with software development activities.

INTEREST INCOME/INTEREST EXPENSE
Interest income decreased to $6,000 in the first quarter of 1995 from $93,000 in the first quarter of 1994. The decrease for the first three months of 1995 was principally due to a reduction of interest income from equipment leases and funds available for investment.

Interest expense increased to $215,000 in the first quarter of 1995 from $214,000 in the first quarter of 1994. This increase is due to higher interest rates during the first quarter of 1995 as compared to the first quarter of 1994. See Note 7 of Notes to Condensed Consolidated Financial Statements.

NET INCOME (LOSS)
The Company reported a net loss of $2.1 million in the first quarter of 1995 compared to net income of $28,000 in the first quarter of 1994. The decrease in operating results was primarily due to lower gross margins and higher operating expenses. The net loss also included costs of $897,000, primarily relating to legal expenses associated with the class action suit filed in 1992 against the Company and settled during the quarter.

FACTORS AFFECTING FUTURE RESULTS
The Company continues to seek improvement in operating results through introduction of new products that are expected to have higher margins, as well as through cost reductions of existing products. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays of customer orders, interruption or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures and changes in general economic conditions. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs, as well as the timing of orders by major customers, may cause operating results to fluctuate between quarters and between years.

LIQUIDITY AND CAPITAL RESOURCES
The Company has used internally generated funds, public and private offerings of Common Stock and Preferred Stock, sale and leaseback arrangements and bank credit lines to finance its growth since 1983. Cash used in operations was $2.8 million for the first three months of 1995 compared to $0.2 million in 1994, primarily due to decreased operating results and increases in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventories and an increase in deferred revenue. Capital additions were $2.1 million in the first quarter of 1995. While the Company expects the level of capital expenditures in 1995 to be comparable to 1994 levels, there are no material commitments to purchase capital equipment at the present time. Net cash generated by financing activities was $4.7 million in the first quarter of 1995 primarily due to borrowings against the lines of credit and the establishment of term loans using capital equipment as collateral. See Note 7 of Notes to Condensed Consolidated Financial Statements.

As of March 31, 1995, the Company had cash and cash equivalents totaling $8.7 million. The Company had bank lines of credit as of March 31, 1995 in the amount of $15.0 million of which $12.5 million was outstanding. See Note 7 of Notes to Condensed Consolidated Financial Statements. Working capital decreased to $51.4 million as of March 31, 1995, compared to $53.8 million at December 31, 1994. The Company anticipates that existing cash and lines of credit, together with sources of additional liquidity such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through 1995. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In July, August and December 1992, twelve complaints were filed in United States District Court against the Company and certain of its officers and directors. In the aggregate, the complaints alleged that the defendants misrepresented or failed to disclose to investors material facts concerning the Company's products, its accounting policies and its relationship with SkyPix, Inc. and that certain of the defendants improperly sold shares of Company stock at prices that were artificially inflated by these nondisclosures or misrepresentations. No specific amount of damages was alleged. As amended and consolidated into a single class action, the matter now consists of a complaint of a single claim for violation of Section 10(b) of the Securities Exchange Act of 1934. The matter is set for trial on July 24, 1995.

          The defendants have reached a settlement with the plaintiffs, subject to court approval, that provides that the plaintiffs will dismiss all claims with prejudice in exchange for a cash payment in the amount of $4,800,000. Pursuant to an agreement between the Company and its Directors and Officers Liability insurance carrier, the settlement of the class action will be funded in its entirety by the carrier. The carrier will receive from the Company a warrant for the purchase of 195,000 shares of common stock of the Company, exercisable for three years at a price above the market price on the date the agreement was reached.

          On August 24, 1993, the Company filed a complaint against Oklahoma State University Education and Research Foundation, Inc. (OSUERF) in United States District Court claiming that OSUERF breached an exclusive subcontract for the Company to provide equipment to OSUERF under OSUERF's prime contract with the United States Army, TRADOC Division. On November 18, 1993 the Company amended the complaint to add Federal Leasing, Inc. (FLI) as a defendant. FLI is a third-party leasing company that acquired the Company's right, title and interest in equipment installed under the contract pursuant to a Federal Government Financing Agreement (Financing Agreement) effective September 30, 1991 and leased the equipment to TRADOC. An assertion of entitlement to indemnification has been received by the Company from FLI. The amended complaint asserted a single cause of action for breach of contract against OSUERF and two causes of action against FLI for (i) breach of contract and (ii) declaratory judgment. By the amended complaint, the Company claimed general and consequential damages in an unspecified amount against OSUERF and FLI, and sought a judicial declaration on the question of whether the Company is obligated to indemnify FLI for OSUERF's failure to continue making monthly payments to FLI.

          On April 19, 1995, the Court granted the Company's motion to amend its complaint to state additional causes of action against OSUERF for (i) fraud,
(ii) interference with contractual relations and (iii) declaratory judgment that OSUERF is obligated to indemnify the Company pursuant to an addendum to the contract. The Company filed its second amended complaint on April 21, 1995.

          On February 4, 1994, the CIT Group/Equipment Financing Inc. (CIT), as an assignee of FLI's rights under the Financing Agreement, filed a complaint against the Company in United States District Court claiming entitlement or indemnification from the Company. The Company responded to the complaint by denying the material charging allegations of the complaint and stating certain affirmative defenses. In addition, the Company stated two counterclaims against CIT for (i) breach of contract and (ii) declaratory judgment. Pursuant to court order, the OSUERF and CIT actions have been consolidated.

          On February 14, 1995, CIT filed a motion for summary judgment against the Company on its claim of breach of contract and indemnity, seeking payment of $2,100,000 (updated on April 11, 1995 by CIT's reply brief to $2,300,000). FLI also filed a motion for summary judgment against the Company on February 17, 1995, revised and re-filed on March 14, 1995, asserting that CIT is the real party in interest, that CIT is entitled to summary judgment and that FLI is therefore entitled to judgment as a matter of law on the Company's claims against it. The Court took the motions under submission without oral argument and a decision is expected in early May 1995.

          Trial of this matter is set for September 18, 1995. The discovery cut-off is set for July 14, 1995. Settlement has been considered, however, no settlement has been reached. Thus, discovery is continuing, and depositions of the Company's witnesses commenced on May 9, 1995. There can be no assurance that the Company will defeat the motions or prevail ultimately or obtain indemnity for any recovery from

OSUERF. If any of CIT's claims were to be decided adversely to the Company, the Company would be liable to pay monetary damages to CIT. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

          In a complaint filed December 20, 1993, in United States District Court, Datapoint Corporation (Datapoint) alleged that the Company has infringed two United States Patents owned by Datapoint and relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. The Company believes that it has meritorious defenses to the allegations of the complaint, and is pursuing an aggressive defense; however, there can be no assurance that the Company will prevail. If any of the claims were to be decided adversely to the defendants, the Company could be liable for monetary damages to the plaintiff and be subject to injunctive relief. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

          The Company and Voicecraft, Inc. (Voicecraft) are parties to a License Agreement dated December 3, 1987 pursuant to which the Company licenses certain technology from Voicecraft in exchange for the payments of royalties. At various times since the inception of the license/royalty relationship, disputes have arisen between the Company and Voicecraft relating to the scope of the license, as well as the amount of royalties due. By letter dated May 6, 1994, Voicecraft purported to terminate the Company's license as of July 5, 1994 for its alleged failure to remit royalties as required by the License Agreement. Voicecraft has further asserted that the Company is infringing certain patent rights belonging to Voicecraft. The Company disputes Voicecraft's assertions. At present, the Company and Voicecraft are in discussion to resolve the issues outstanding between them so as to avoid litigation. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

          In the normal course of business, the Company receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse impact on the Company's financial position or results of operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            NONE

     (b)    Reports on Form 8-K

            NONE

No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPRESSION LABS, INCORPORATED


                                 BY
                                    --------------------------------------------
                                    WILLIAM A. BERRY
                                    Senior Vice President,
                                    Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)

DATE:  May 11, 1995

                               INDEX TO EXHIBITS


Exhibit                                                                                    Page
Number                                                                                    Number
- -------                                                                                   ------
27.1        Article 5 of Regulation S-X, Financial Data Schedules for Compression
            Labs, Incorporated for the Quarter Ending March 31, 1995
