Form 10-Q
period 1995-06-30
COMPRESSION LABS INC
filed 1995-08-14
CIK 319085

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                              ------------------

                                   FORM 10-Q



(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1995 or
[ ]      Transition report pursuant to Section or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from            to
                   .                                         ----------
         ----------


Commission file number  0-13218


                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              94-2390960
--------                                                              ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)
                                                    (NOTE: Previously I.R.S. EIN
                                                                     77-0159558)


                2860 JUNCTION AVENUE, SAN JOSE, CALIFORNIA 95134
            (Address of principal executive office)       (Zip Code)

      Registrant's telephone number, including area code:  (408) 435-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                  -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Shares outstanding at July 25, 1995
-----                                        -----------------------------------
Common Stock                                                15,295,647

                         COMPRESSION LABS, INCORPORATED

                                     INDEX


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

                          Condensed Consolidated Statements of Operations --
                                  For the Three Months Ended June 30, 1995 and 1994 . . . . . . . .      1

                          Condensed Consolidated Statements of Operations --
                                  For the Six Months Ended June 30, 1995 and 1994 . . . . . . . . .      2

                          Condensed Consolidated Balance Sheets --
                                  June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . .      3

                          Condensed Consolidated Statements of Cash Flows --
                                  For the Six Months Ended June 30, 1995 and 1994 . . . . . . . . .      4

                          Notes to Condensed Consolidated Financial Statements --
                                  June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . .      7


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .     12

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .     12


                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         COMPRESSION LABS, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                  Three months ended June 30,
                                                                  ---------------------------
                                                                   1995                1994
                                                                  -------             -------
REVENUES
        Net product sales                                         $35,785             $38,964
        Research and development contracts                          2,616               2,876
                                                                  -------             -------
                        Total Revenues                             38,401              41,840

COST OF REVENUES
        Net product sales                                          22,384              24,695
        Research and development contracts                          1,095               2,908
                                                                  -------             -------
                        Total Cost of Revenues                     23,479              27,603

GROSS MARGIN
        Net product sales                                          13,401              14,269
        Research and development contracts                          1,521                 (32)
                                                                  -------             -------
                        Total Gross Margin                         14,922              14,237

OPERATING EXPENSES
        Selling, general and administrative                        11,339              10,511
        Research and development                                    3,144               2,999
                                                                  -------             -------
                         Total Costs and Expenses                  14,483              13,510
                                                                  -------             -------

                         OPERATING INCOME                             439                 727

Interest income                                                         3                  41
Interest expense                                                     (340)               (200)
                                                                  -------             -------
                         NET INCOME                               $   102             $   568
                                                                  =======             =======

                         NET INCOME PER SHARE                     $  0.01             $  0.04
                                                                  =======             =======

WEIGHTED AVERAGE COMMON SHARES AND COMMON
     SHARE EQUIVALENTS OUTSTANDING                                 15,505              15,280
                                                                  =======             =======

     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                 Six months ended June 30,
                                                                               ----------------------------
                                                                                1995                 1994
                                                                               -------              -------
REVENUES
        Net product sales                                                      $69,883              $71,751
        Research and development contracts                                       8,564                7,880
                                                                               -------              -------
                        Total Revenues                                          78,447               79,631

COST OF REVENUES
        Net product sales                                                       45,114               44,623
        Research and development contracts                                       5,291                7,876
                                                                               -------              -------
                        Total Cost of Revenues                                  50,405               52,499

GROSS MARGIN
        Net product sales                                                       24,769               27,128
        Research and development contracts                                       3,273                    4
                                                                               -------              -------
                        Total Gross Margin                                      28,042               27,132

OPERATING EXPENSES
        Selling, general and administrative                                     21,975               20,266
        Research and development                                                 6,614                5,990
        Settlement of litigation                                                   897                  --
                                                                               -------              -------
                         Total Costs and Expenses                               29,486               26,256
                                                                               -------              -------

                         OPERATING INCOME (LOSS)                                (1,444)                 876

Interest income                                                                      9                  134
Interest expense                                                                  (555)                (414)
                                                                               -------              -------
                         NET INCOME (LOSS)                                     $(1,990)             $   596
                                                                               =======              =======

                         NET INCOME (LOSS) PER SHARE                           $ (0.14)             $  0.04
                                                                               =======              =======

WEIGHTED AVERAGE COMMON SHARES AND COMMON
     SHARE EQUIVALENTS OUTSTANDING                                              14,697               15,336
                                                                               =======              =======

     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                            June 30,             December 31,
                                                                              1995                  1994
                                                                           (Unaudited)            (Audited)
                                                                           -----------           ------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                             $ 10,456              $ 11,319
       Accounts receivable, less allowance for doubtful accounts
            of $1,004 ($1,992 in 1994)                                         55,391                54,470
       Inventories                                                             26,374                29,511
       Prepaid expenses and other current assets                                2,194                 2,715
                                                                             --------              --------
                           Total Current Assets                                94,415                98,015
                                                                             --------              --------

PROPERTY AND EQUIPMENT                                                         44,239                40,133
       Less: Accumulated depreciation and amortization                        (23,206)              (19,251)
                                                                             --------              --------
                           Net Property and Equipment                          21,033                20,882

CAPITALIZED SOFTWARE, NET                                                      14,639                11,868
OTHER ASSETS                                                                    6,915                   886
                                                                             --------              --------
                          Total Assets                                       $137,002              $131,651
                                                                             ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-term debt                                                       $ 12,852              $  9,803
       Current portion of long-term debt and capital lease obligations          1,254                   750
       Accounts payable                                                        18,180                20,040
       Accrued liabilities                                                     10,867                 6,362
       Deferred revenue                                                         6,716                 7,240
                                                                             --------              --------
                          Total Current Liabilities                            49,869                44,195
                                                                             --------              --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                    1,519                   494

STOCKHOLDERS' EQUITY
       Preferred Stock -
              Undesignated Preferred Stock, $.001 par value;
              4,000,000 shares authorized, none issued and outstanding           --                     --
       Common Stock -
              $.001 par value; 25,153,658 shares authorized,
              shares issued and outstanding:  14,666,753
              (14,655,745 in 1994)                                                 15                    15
       Additional paid-in capital                                             115,044               114,402
       Accumulated deficit                                                    (29,445)              (27,455)
                                                                             --------              --------
                           Total Stockholders' Equity                          85,614                86,962
                                                                             --------              --------
                           Total Liabilities and Stockholders' Equity        $137,002              $131,651
                                                                             ========              ========

     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                           Six months ended June 30,
                                                                           --------------------------
                                                                             1995              1994
                                                                           --------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash generated by (used in) operations:
        Net income (loss)                                                   $(1,990)          $   596
        Non-cash expenses included in net income (loss) -
              Depreciation and amortization                                   5,806             6,373
        Changes in certain assets and liabilities -
              Accounts receivable                                              (921)           (9,756)
              Inventories                                                     3,137            (1,964)
              Prepaid expenses                                                  521               639
              Accounts payable                                               (1,860)           (1,144)
              Accrued liabilities                                             4,505               220
              Deferred revenue                                                 (524)            2,028
                                                                           --------           -------
                  Net cash generated by (used in) operating activities        8,674            (3,008)
                                                                           --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Property and equipment additions                                       (4,106)           (5,103)
      Increase in capitalized software                                       (4,622)           (3,012)
      (Increase) decrease in other assets                                    (6,029)              391
                                                                           --------           -------
                  Net cash used in investing activities                     (14,757)           (7,724)
                                                                           --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Sales of Common Stock, net of issuance costs                              642             3,608
      Payments of capital lease obligations                                    (370)              (88)
      Collateralized borrowings                                               1,899               --
      Borrowings under line of credit agreements                              3,049                56
                                                                           --------           -------
                  Net cash generated by financing activities                  5,220             3,576
                                                                           --------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (863)           (7,156)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             11,319            20,513
                                                                           --------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 10,456           $13,357
                                                                           ========           =======

     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JUNE 30, 1995


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

         The Company's interim fiscal quarters end on the Friday of the thirteenth week following the end of the previous quarter. The fiscal year end will remain as December 31. Accordingly, the actual dates of the end of the second quarters of 1995 and 1994 were June 30 and July 1, respectively. The comparability of the financial statements between years is not materially affected by this presentation.

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


3.       RESEARCH AND DEVELOPMENT CONTRACT REVENUE

         In April 1992, the Company entered into a research and development contract with Thomson Consumer Electronics, Inc. (Thomson) to develop and manufacture a digital compressed video encoding system for the GM Hughes Electronics' DIRECTV Direct Broadcast Satellite (DBS) system. The agreement called for up to $5,000,000 in development funding and encoding system purchases through 1993. In 1993, 1994 and 1995, this agreement has subsequently been amended to provide for additional funding of an aggregate of $19,541,000 for additional system purchases as well as for additional development work consistent with the terms of the original contract. In June 1992, the Company entered into a research and development contract with North American Philips Corporation (Philips) to develop and manufacture digital compressed video encoders and decoders for cable satellite uplink and head-end applications. The agreement with Philips calls for up to $1,500,000 in development funding and additionally outlines purchase terms for the products. In 1993, this agreement was amended to provide for additional funding of $488,000 to complete additional research and development according to the terms of the original contract. Additionally, in the second quarter of 1995, the Company purchased a technology license to manufacture and supply MPEG-2 consumer and professional decoders. Research and development contract revenues for these two programs totaled $1,037,000 of the $2,616,000 in the second quarter of 1995 and $1,857,000 of the $2,876,000 in the second quarter of 1994. For the six months ended June 30, 1995 and 1994, research and development contract revenues for these two programs totaled $6,621,000 of the $8,564,000 and $6,433,000 of the $7,880,000,
         respectively.

4.       UNBILLED RESEARCH AND DEVELOPMENT CONTRACT RECEIVABLES AND ADVANCES

         As of June 30, 1995, the Company had net unbilled receivables of $7,213,000, primarily relating to research and development contracts entered into with Thomson and Philips. See Note 3 of Notes to Condensed Consolidated Financial Statements. These receivables are generally billable based upon specified contractual milestones.

5.       INVENTORIES

         Inventories are summarized as follows (in thousands):

                                                                      June 30,            December 31,
                                                                        1995                  1994
------------------------------------------------------------------------------------------------------
            Raw materials                                             $ 6,121              $ 7,521
            Work-in-process                                             3,192                4,293
            Finished products
            - Products on hand                                         12,296               13,151
            - Products under rental and loan agreements                 4,765                4,546
                                                                  ------------------------------------
                                                                      $26,374              $29,511
                                                                  ====================================


6.       CAPITALIZED SOFTWARE

         The Company capitalized $2,372,000 of internal software development costs and $14,000 of purchased software during the quarter ended June 30, 1995. During the six months ended June 30, 1995, the Company capitalized approximately $4,622,000 of software development costs and purchased software. Amortization of capitalized software development costs and purchased software was $1,036,000 for the quarter ended June 30, 1995 and $1,851,000 for the six months ended June 30, 1995. As of June 30, 1995, capitalized software net of accumulated amortization was $14,639,000 (including $232,000 of purchased software).


7.       BANK LINES OF CREDIT

         The Company has an aggregate of $15,000,000 in revolving credit facilities with banks that bear interest at the banks' prime rate (currently 9.00%) plus zero to one and one-half percent, which expire on August 24, 1995. The Company expects to replace these lines upon their expiration. The line of credit agreements are secured by substantially all of the Company's assets. Of the total $15,000,000 in credit facilities, $5,000,000 can only be accessed using qualified non-domestic accounts receivable as collateral, as defined in the agreement. Under the agreement, the Company is required to maintain quarterly profitability, a certain minimum amount of working capital, net worth and certain financial ratios, and may not declare or make any cash or stock dividends. The Company was in compliance with these requirements, or had obtained a waiver for non-compliance from the bank, as of June 30, 1995. As of June 30, 1995, the balance outstanding under these lines of credit was $12,852,000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
Total revenues in the second quarter of 1995 were $38.4 million compared to $41.8 million in the second quarter of 1994, a decrease of 8%. For the six months ended June 30, 1995 and 1994, total revenues were $78.4 million and $79.6 million, respectively, a decrease of 1%. Net product revenues decreased to $35.8 million in the second quarter of 1995 from $39.0 million in the second quarter of 1994. This decrease in product sales was primarily the result of a decline in sales of broadcast products. Because the broadcast market is evolving on multiple fronts - including the highly regulated telephone segment
- and because of the transition to products based on the newly defined Moving Picture Experts Group (MPEG) standards, the Company has experienced and continues to expect fluctuating revenues in this market in the near future.
For the six months ended June 30, 1995 and 1994, net product revenues were $69.9 million and $71.8 million, respectively. This decrease in product sales was primarily the result of a decline in sales of broadcast products, partially offset by an increase in sales of videoconferencing products. Codec shipments were 619 units in the second quarter of 1995 compared to 639 units in the second quarter of 1994.

Research and development contract revenues decreased in the second quarter of 1995 to $2.6 million from $2.9 million in the second quarter of 1994. For the six months ended June 30, 1995 and 1994, research and development contract revenues were $8.6 million and $7.9 million, respectively. The revenues in the second quarters of 1995 and 1994 and for the six months ended June 30, 1995 and 1994, were primarily attributable to work on the contract with Thomson Consumer Electronics, Inc. to develop and deliver digital compressed video encoders and decoders using the MPEG standard. See Note 3 of Notes to Condensed Consolidated Financial Statements.

International revenues decreased to $6.9 million, or 18% of total revenues, in the second quarter of 1995, compared to $8.7 million, or 21% of total revenues, in the second quarter of 1994. International revenues were $12.4 million, or 16% of total revenues, in the first six months of 1995 compared to $14.2 million, or 18% of total revenues, for the first six months of 1994. There were no international revenues attributable to research and development contracts.

GROSS MARGIN
Gross margin as a percentage of net product sales remained constant at 37% for both the second quarter of 1995 and 1994. For the six months ended June 30, 1995 and 1994, gross margin as a percentage of net product sales was 35% and 38%, respectively. The decrease in gross margin for the six-month period in 1995 was due to a less favorable product mix in the broadcast market durng the first quarter and lower prices in the videoconferencing market in the first quarter of 1995. The Company continues to seek improvement in gross margin through introduction of new products with higher margins, as well as through cost reductions of existing products. However, the Company anticipates that product gross margin will continue to be subject to fluctuations caused by the introduction of new products, changes in product mix and variations in manufacturing costs.

Gross margin as a percentage of research and development contract revenues increased to 58% in the second quarter of 1995 compared to (1%) in the second quarter of 1994. For the six months ended June 30, 1995 gross margin as a percentage of research and development contracts increased to 38% from 0% for the six months ended June 30, 1994. The increase in gross margin for both the three-month period and six-month period ended June 30, 1995 was due primarily to work on higher margin products relating to the Company's primary contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to 30% of total revenues for the second quarter of 1995 compared to 25% for the second quarter of 1994. For the six months ended June 30, 1995 and 1994, selling, general and administrative expenses are 28% and 25% of total revenues, respectively. The increase in expenses as a percentage of total revenues is primarily due to increases in sales, marketing and service personnel and facilities to stimulate and support expected revenue growth in future periods. The Company anticipates that selling, general and administrative expenses will generally increase with increases in the level of revenues, but may vary from quarter to quarter as a percentage of total revenues.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense was 8% and 7% of total revenues for the second quarter of 1995 and 1994, respectively. The increase in research and development expense as a percentage of total revenues was due principally to an increase in personnel costs, depreciation and equipment-related expense related to the development of new products in the videoconferencing and broadcast television markets, partially offset by an increase in the amounts capitalized in conjunction with the development of new software for more complex and feature-rich products, including MPEG standard-based broadcast products. For both the six months ended June 30, 1995 and 1994, research and development expense remained constant at 8% of total revenues. The Company expects that the level of research and development spending will continue to increase in absolute dollars in the future, but may fluctuate quarter to quarter as a percentage of total revenues, due to varying levels of research and development activities, external funding and amounts capitalized in conjunction with software development activities.

INTEREST INCOME/INTEREST EXPENSE
Interest income decreased to $3,000 in the second quarter of 1995 from $41,000 in the second quarter of 1994. For the six months ended June 30, 1994, interest income decreased to $9,000 from $134,000 in 1994. The decrease for both the three months ended June 30, 1995 and the six months ended June 30, 1995 was principally due to a reduction of interest income from equipment leases and funds available for investment.

Interest expense increased to $340,000 in the second quarter of 1995 from $200,000 in the second quarter of 1994. For the six months ended June 30, 1994, interest expense increased to $555,000 from $414,000 in 1994. The increase was due to higher interest rates and increased borrowings during the three months ended June 30, 1995 and the six months ended June 30, 1995. See
Note 7 of Notes to Condensed Consolidated Financial Statements.

NET INCOME (LOSS)
The Company reported net income of $102,000 in the second quarter of 1995 compared to net income of $568,000 in the second quarter of 1994. The decrease in net income was primarily due to higher operating expenses. For the six months ended June 30, 1995 and 1994, the Company reported a net loss of $1,990,000 and net income of $596,000, respectively. This decrease was primarily due to higher operating expenses, which include costs of $897,000 relating to legal expenses associated with the class action suit filed in 1992 against the Company and settled in the first quarter of 1995, partially offset by higher gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company has used internally generated funds, public and private offerings of Common Stock and Preferred Stock, sale and leaseback arrangements and bank credit lines to finance its growth since 1983. Cash generated by operations was $8.7 million for the first six months of 1995 compared to cash used in operations of $3.0 million in 1994, primarily due to a decrease in inventories and an increase in accrued liabilities, partially offset by a decrease in deferred revenue, a decrease in the rate of growth of accounts receivable and a decrease in net operating results. Capital additions were $4.1 million for the first six months of 1995 and other assets increased $6.0 million primarily due to the acquisition of a technology license. While the Company expects the level of capital expenditures in 1995 to be comparable to 1994 levels, there are no material commitments to purchase capital equipment at the present time. Net cash generated by financing activities was $5.2 million in the first half of 1995 primarily due to borrowings against the lines of credit and the establishment of term loans using capital equipment as collateral. See Note 7 of Notes to Condensed Consolidated Financial Statements.

As of June 30, 1995, the Company had cash and cash equivalents totaling $10.5 million. The Company had bank lines of credit as of June 30, 1995 in the amount of $15.0 million of which $12.9 million was outstanding. See Note 7 of Notes to Condensed Consolidated Financial Statements. Working capital decreased to $44.5 million as of June 30, 1995, compared to $53.8 million at December 31, 1994. During the second quarter of 1995, the Company entered into an agreement for the sale of 565,000 to 765,000 shares of newly issued Company common stock to Fletcher Asset Management, Inc. at prices equal to an average of market prices on the Nasdaq National Market during a specified period.
Early in the third quarter, the Company received an aggregate of $4.65 million relating to this Agreement. The Company anticipates this transaction to be completed prior to September 30, 1995. The Company anticipates that existing cash and lines of credit, together with sources of additional liquidity such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through 1995. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 On August 24, 1993, the Company filed a complaint against Oklahoma State University Education and Research Fund, Inc. (OSUERF) in United Stated District Court claiming that OSUERF breached an exclusive subcontract for the Company to provide equipment to OSUERF under OSUERF's prime contract with the United States Army, TRADOC Division. On November 18, 1993, the Company amended the complaint to add Federal Leasing, Inc. (FLI) as a defendant. FLI is a third party leasing company that acquired the Company's right, title and interest in equipment installed under the contract pursuant to a Federal Government Financing Agreement (Financing Agreement) effective September 30, 1991 and leased the equipment to TRADOC. An assertion of entitlement to indemnification has been received by the Company from FLI. On February 4, 1994, the CIT Group/Equipment Financing Inc.
         (CIT), as an assignee of FLI's rights under the Financing Agreement, filed a complaint against the Company in United States District Court claiming entitlement or indemnification from the Company. The Company responded to the complaint by denying the material charging allegations of the complaint and stating certain affirmative defenses. Pursuant to court order, the OSUERF and CIT actions have been consolidated. On April 21, 1995, CIT and FLI separately moved for summary judgment against the Company seeking damages in the amount of $2 million. The Company opposed the respective motions which are currently under submission before Judge Robert P. Aguilar and believes that it has meritorious defenses.

                 The Company's amended complaint now asserts causes of action against OSUERF for (i) breach of contract, (ii) fraud, (iii) interference with contractual relations and (iv) indemnity, and causes of action against FLI for (a) breach of contract and (b) declaratory judgment. By the amended complaint, the Company claims general and consequential damages in an unspecified amount against OSUERF and FLI, and seeks a judicial declaration on the question of whether the Company is obligated to indemnify FLI for OSUERF's failure to continue making monthly payments to FLI.

                 Trial of this matter was set for September 18, 1995. However, due to the pending reassignment of the case to a new judge, the parties stipulated that as of July 6, 1995, all deadlines in the case which had not lapsed would be postponed. While the Company has completed the bulk of its discovery, it is anticipated that further discovery will be scheduled, including the depositions of additional Company witnesses. A mandatory settlement conference has been ordered but not scheduled.

                 The Company will vigorously defend the claims stated against it by CIT, and believes that it has meritorious defenses. However, there can be no assurance that the Company will prevail or obtain indemnity for any recovery from OSUERF. If any of CIT's claims were to be decided adversely to the Company, the Company would be liable to pay monetary damages to CIT. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

                 On April 6, 1995, the Company filed a complaint against Southwestern Bell Telephone Company (SWBT) in Santa Clara, California Superior Court alleging that SWBT intentionally interfered with CLI's contracts with OSUERF and Hughes Network Systems (HNS). In its complaint, the Company claims general and punitive damages in an unspecified amount against SWBT. SWBT moved to quash service of summons for lack of personal jurisdiction, which motion was granted on July 11, 1995. On July 25, 1995, the Company refiled the complaint in the United States District Court for the Western District of Oklahoma. Service of the company is pending.

                 In a complaint filed December 20, 1993, in United States District Court, Datapoint Corporation (Datapoint) alleged that the Company had infringed two United States patents owned by Datapoint and relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. The Company believes that it has meritorious defenses to the allegations of the complaint, and is pursuing an aggressive defense; however, there can be no assurance that the Company will prevail. If any of the claims were to be decided adversely to the defendants, the Company could be liable for monetary damages to the plaintiff and be subject to injunctive relief. The

         Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Company was held on May 10, 1995.

         (b) Management's nominee to the Board of Directors for a Class I Director (for a three-year term expiring at the 1998 Annual Meeting) was elected by the following votes:

                 David A. Wegmann   (Class I)   FOR: 12,731,745
                 WITHHELD:  543,715

                 The following are persons whose terms of office as Directors of the Company continued after the meeting:

                         Director                   Class     Term Expires
                         --------                   -----     ------------
                         John E. Tyson               II           1996
                         Robert J. Casale            II           1996
                         Dr. Arthur G. Anderson      III          1997
                         Robert B. Liepold           III          1997

         (c) With the exception of the ratification of management's selection of the Company's auditors, the other matters presented and the voting of stockholders with respect thereto are as follows:

                 A proposal to approve amendments to the Company's 1980 Stock Option Plan, 1984 Supplemental Stock Option Plan and 1984 Employee Stock Purchase Plan (the "Purchase Plan") which increased the aggregate number of shares reserved under such plans by 700,000 shares and replaced the current fixed limit on the number of shares of Common Stock available for purchase under the Purchase Plan of 25,000 shares per calendar quarter with a limit to be set from time to time at the discretion of the Board of Directors. The vote was:

                 FOR: 10,805,027    AGAINST: 2,374,591    ABSTAINING: 95,842
                 NON-VOTE: 0


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.38 Waiver and First Amendment to Credit Agreement, entered into as of November 23, 1994, by and between Compression Labs, Incorporated and Bank of America
                          National Trust and Savings Association.

                 10.39    Second Amendment to Credit Agreement and Partial
                          Release of Collateral, entered into as of May 12, 1995, by and between Compression Labs, Incorporated and Bank of America National Trust and Savings
                          Association.

                 10.40 Waiver and Third Amendment to Credit Agreement, entered into as of May 12, 1995, by and between Compression Labs, Incorporated and Bank of America
                          National Trust and Savings Association.

                 10.41 Fourth Amendment to Credit Agreement, entered into as of June 23, 1995, by and between Compression Labs, Incorporated and Bank of America National Trust and
                          Savings Association.

                 10.42    Investment Agreement by and between Compression Labs,
                          Incorporated and Fletcher Asset Management, Inc., dated as of June 16, 1995.

                 27.1 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the Quarter
                          Ending June 30, 1995.

         (b)     Reports on Form 8-K

                 There were no reports on Form 8-K filed for the quarter ended June 30, 1995.

                 No other applicable items.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMPRESSION LABS, INCORPORATED




                                          BY ___________________________________
                                             WILLIAM A. BERRY
                                             Senior Vice President,
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer,
                                             Authorized Officer)

DATE:  August 11, 1995

                               INDEX TO EXHIBITS


Exhibit
Number
-------
10.38            Waiver and First Amendment to Credit Agreement, entered into as of
                 November 23, 1994, by and between Compression Labs, Incorporated and
                 Bank of America National Trust and Savings Association.

10.39            Second Amendment to Credit Agreement and Partial Release of Collateral,
                 entered into as of May 12, 1995, by and between Compression Labs,
                 Incorporated and Bank of America National Trust and Savings Association.

10.40            Waiver and Third Amendment to Credit Agreement, entered into as of
                 May 12, 1995, by and between Compression Labs, Incorporated and Bank of America National Trust and Savings Association.

10.41            Fourth Amendment to Credit Agreement, entered into as of June 23, 1995, by and between Compression Labs, Incorporated and Bank of America
                 National Trust and Savings Association.

10.42            Investment Agreement by and between Compression Labs, Incorporated and
                 Fletcher Asset Management, Inc., dated as of June 16, 1995.

27.1             Article 5 of Regulation S-X, Financial Data Schedules for Compression
                 Labs, Incorporated for the Quarter Ending June 30, 1995