Form 10-Q
period 1995-09-30
COMPRESSION LABS INC
filed 1995-11-09
CIK 319085

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                   FORM 10-Q



(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or
/ /    Transition report pursuant to Section or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from       to      .
                                                           -----    -----


Commission file number  0-13218


                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)


Delaware                                                             94-2390960
------------------------------              ------------------------------------
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

                         Yes  X                No
                             ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Shares outstanding at October 18, 1995
-----                                     --------------------------------------
Common Stock                                                 15,460,704

                         COMPRESSION LABS, INCORPORATED

                                     INDEX




                                                                                                        Page Number
                                                                                                        -----------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Condensed Consolidated Statements of Operations --
                           For the Three Months Ended September 30, 1995 and 1994................            1

                      Condensed Consolidated Statements of Operations --
                           For the Nine Months Ended September 30, 1995 and 1994.................            2

                      Condensed Consolidated Balance Sheets --
                           September 30, 1995 and December 31, 1994..............................            3

                      Condensed Consolidated Statements of Cash Flows --
                           For the Nine Months Ended September 30, 1995 and 1994.................            4

                      Notes to Condensed Consolidated Financial Statements --
                           September 30, 1995....................................................            5

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................            7


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................           10

Item  6.          Exhibits and Reports on Form 8-K...............................................           12


                  SIGNATURES.....................................................................           13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                  1995                    1994
                                                --------                --------
REVENUES
        Net product sales                       $ 33,970                $ 35,697
        Research and development contracts         2,842                   3,227
                                                --------                --------
                 Total Revenues                   36,812                  38,924
                                                --------                --------

COST OF REVENUES
        Net product sales                         20,660                  21,807
        Research and development contracts         1,507                   2,933
                                                --------                --------
                 Total Cost of Revenues           22,167                  24,740
                                                --------                --------

GROSS MARGIN
        Net product sales                         13,310                  13,890
        Research and development contracts         1,335                     294
                                                --------                --------
                 Total Gross Margin               14,645                  14,184
                                                --------                --------

OPERATING EXPENSES
        Selling, general and administrative       11,174                  11,313
        Research and development                   3,446                   3,727
                                                --------                --------
                 Total Operating Expenses         14,620                  15,040
                                                --------                --------

                 OPERATING INCOME (LOSS)              25                    (856)

Interest income                                       93                      25
Interest expense                                    (309)                   (159)
                                                ========                ========
                NET LOSS                        $   (191)               $   (990)
                                                ========                ========

                NET LOSS PER SHARE              $  (0.01)               $  (0.07)
                                                ========                ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        15,265                  14,549
                                                ========                ========

     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Nine months ended September 30,
                                                        -------------------------------
                                                          1995                   1994
                                                        --------               --------
REVENUES
        Net product sales                               $103,853               $107,448
        Research and development contracts                11,406                 11,107
                                                        --------               --------
                 Total Revenues                          115,259                118,555
                                                        --------               --------

COST OF REVENUES
        Net product sales                                 65,774                 66,430
        Research and development contracts                 6,798                 10,809
                                                        --------               --------
                 Total Cost of Revenues                   72,572                 77,239
                                                        --------               --------

GROSS MARGIN
        Net product sales                                 38,079                 41,018
        Research and development contracts                 4,608                    298
                                                        --------               --------
                 Total Gross Margin                       42,687                 41,316
                                                        --------               --------

OPERATING EXPENSES
        Selling, general and administrative               33,149                 31,579
        Research and development                          10,060                  9,717
        Settlement of litigation                             897                   --
                                                        --------               --------
                 Total Operating Expenses                 44,106                 41,296
                                                        --------               --------

                 OPERATING INCOME (LOSS)                  (1,419)                    20

Interest income                                              102                    159
Interest expense                                            (864)                  (573)
                                                        ========               ========
                 NET LOSS                               $ (2,181)              $   (394)
                                                        ========               ========

                 NET LOSS PER SHARE                     $  (0.14)              $  (0.03)
                                                        ========               ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                15,191                 14,330
----------------------------------------------------    ========               ========


     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       September 30,       December 31,
                                                                           1995               1994
                                                                        (Unaudited)         (Audited)
                                                                      ---------------     --------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                          $ 11,007           $ 11,319
       Accounts receivable, less allowance for doubtful accounts
            of $1,632 ($1,992 in 1994)                                      60,729             54,470
       Inventories                                                          26,122             29,511
       Prepaid expenses and other current assets                             2,057              2,715
                                                                          --------           --------

                  Total Current Assets                                      99,915             98,015
                                                                          --------           --------

PROPERTY AND EQUIPMENT                                                      45,898             40,133
       Less: Accumulated depreciation and amortization                     (25,142)           (19,251)
                                                                          --------           --------

                  Net Property and                                          20,756             20,882
Equipment

CAPITALIZED SOFTWARE, NET                                                   15,980             11,868
OTHER ASSETS                                                                 6,738                886
                                                                          --------           --------

                  Total Assets                                            $143,389           $131,651
                                                                          ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Short-term debt                                                    $ 12,782           $  9,803
       Current portion of long-term debt and capital lease obligations       1,327                750
       Accounts payable                                                     19,230             20,040
       Accrued liabilities                                                  11,651              6,362
       Deferred revenue                                                      6,326              7,240
                                                                          --------           --------

                  Total Current Liabilities                                 51,316             44,195

                                                                          --------           --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                 1,164                494

STOCKHOLDERS' EQUITY
       Preferred Stock -
              Undesignated Preferred Stock, $.001 par value;
              4,000,000 shares authorized, none issued and outstanding          --                 --
       Common Stock -
              $.001 par value; 25,153,658 shares authorized;
              shares issued and outstanding: 15,460,557
              (14,655,745 in 1994)                                              15                 15
       Additional paid-in capital                                          120,530            114,402
       Accumulated deficit                                                 (29,636)           (27,455)
                                                                          --------           --------

                  Total Stockholders' Equity                                90,909             86,962
                                                                          --------           --------

                  Total Liabilities and Stockholders' Equity              $143,389           $131,651
                                                                          ========           ========


     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                               Nine months ended
                                                                                  September 30,
                                                                          ---------------------------
                                                                            1995               1994
                                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash generated by (used in) operations:
        Net loss                                                          $ (2,181)          $   (394)
        Non-cash expenses included in net loss -
             Depreciation and amortization                                   8,825              9,576
        Changes in certain assets and liabilities -
              Accounts receivable                                           (6,259)           (11,251)
              Inventories                                                    3,389             (7,017)
              Prepaid expenses                                                 658                918
              Accounts payable                                                (810)             2,974
              Accrued liabilities                                            5,289                597
              Deferred revenue                                                (914)             3,897
                                                                          --------           --------

                  Net cash generated by (used in) operating activities       7,997               (700)
                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Property and equipment additions                                      (5,765)            (7,464)
      Increase in capitalized software                                      (7,046)            (4,797)
      (Increase) decrease in other assets                                   (5,852)               490
                                                                          --------           --------

                  Net cash used in investing activities                    (18,663)           (11,771)
                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Sales of Common Stock, net of issuance costs                           6,128              4,296
      Payments of capital lease obligations, net                              (608)              (132)
      Collateralized borrowings                                              1,855                 --
      Borrowings under line of credit agreements                             2,979                 87
                                                                          --------           --------

                  Net cash generated by financing activities                10,354              4,251
                                                                          --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (312)            (8,220)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            11,319             20,513
                                                                          --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 11,007           $ 12,293
                                                                          ========           ========





     See accompanying notes to condensed consolidated financial statements.

                         COMPRESSION LABS, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               SEPTEMBER 30, 1995


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

         The Company's interim fiscal quarters end on the Friday of the thirteenth week following the end of the previous quarter. The fiscal year end will remain as December 31. Accordingly, the actual dates of the end of the third quarters of 1995 and 1994 were September 29 and September 30, respectively. The comparability of the financial statements between years is not materially affected by this presentation.

         The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1994, included in the Company's 1994 Annual Report.


2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents have not been included in the net loss per share calculation because the effect would be anti-dilutive.


3.       RESEARCH AND DEVELOPMENT CONTRACT REVENUE

         In April 1992, the Company entered into a research and development contract with Thomson Consumer Electronics, Inc. (Thomson) to develop and manufacture a digital compressed video encoding system for the GM Hughes Electronics' DIRECTV Direct Broadcast Satellite (DBS) system. The agreement called for up to $5,000,000 in development funding and encoding system purchases through 1993. In 1993, 1994 and 1995, this agreement was amended to provide for additional funding of an aggregate of $21,399,000 for additional system purchases as well as for additional development work consistent with the terms of the original contract. In June 1992, the Company entered into a research and development contract with North American Philips Corporation (Philips) to develop and manufacture digital compressed video encoders and decoders for cable satellite uplink and head-end applications. The agreement with Philips called for up to $1,500,000 in development funding and additionally outlined purchase terms for the products. In 1993, this agreement was amended to provide for additional funding of $488,000 to complete additional research and development according to the terms of the original contract. Additionally, in the second quarter of 1995, the Company purchased a technology license to manufacture and supply Moving Picture Experts Group (MPEG-2) consumer and professional decoders. Research and development contract revenues for these two programs totaled $1,954,000 of the $2,842,000 in the third quarter of 1995 and $2,612,000 of the $3,227,000 in the third quarter of 1994. For the nine months ended September 30, 1995 and 1994, research and development contract revenues for these two programs totaled $8,575,000 of the $11,406,000 and $9,045,000 of the
         $11,107,000, respectively.


4.       UNBILLED RESEARCH AND DEVELOPMENT CONTRACT RECEIVABLES AND ADVANCES

         As of September 30, 1995, the Company had net unbilled receivables of $5,070,000, primarily relating to research and development contracts entered into with Thomson and Philips. See Note 3 of Notes to Condensed Consolidated Financial Statements. These receivables are generally billable based upon specified contractual milestones.

5.        INVENTORIES

          Inventories are summarized as follows (in thousands):

                                                                   September 30,          December 31,
                                                                        1995                  1994
----------------------------------------------------------------------------------------------------------

           Raw materials                                             $ 6,486              $ 7,521
           Work-in-process                                             4,595                4,293
           Finished products
           - Products on hand                                         11,139               13,151
           - Products under rental and loan agreements                 3,902                4,546
                                                                  ----------------------------------------

                                                                     $26,122              $29,511
                                                                  ========================================


6.       CAPITALIZED SOFTWARE

         The Company capitalized approximately $2,424,000 of internal software development costs during the quarter ended September
         30, 1995. During the nine months ended September 30, 1995, the Company capitalized approximately $7,046,000 of software development costs, including $95,000 of purchased software. Amortization of capitalized software development costs and purchased software was $1,083,000 for the quarter ended September 30, 1995, and $2,934,000 for the nine months ended September 30, 1995. As of September 30, 1995, capitalized software, net of accumulated amortization, was $15,980,000 (including $201,000 of purchased software).


7.       BANK LINE OF CREDIT

         The Company has $15,000,000 in a revolving credit facility with a bank that bears interest at the bank's prime rate (currently 8.75%) plus one percent, which expires on August 21, 1996. The line of credit agreement is secured by substantially all of the Company's assets. Under the agreement, the Company is required to meet certain financial covenants involving capital spending levels and debt ratio, and may not declare or make any cash or stock dividends. The Company was in compliance with these requirements or had obtained a waiver for non-compliance from the bank as of September 30, 1995. As of September 30, 1995, the balance outstanding under this line of credit was $12,782,000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues in the third quarter of 1995 were $36.8 million compared to $38.9 million in the third quarter of 1994, a decrease of 5%. For the nine months ended September 30, 1995 and 1994, total revenues were $115.3 million and $118.6 million, respectively, a decrease of 3%. Net product revenues decreased to $34.0 million in the third quarter of 1995 from $35.7 million in the third quarter of 1994, a decrease of 5%, due primarily to a decrease in unit shipments in both the videoconferencing and broadcast markets, partially offset by higher average selling prices in the videoconferencing market. For the nine months ended September 30, 1995 and 1994, net product revenues were $103.9 million and $107.4 million, respectively. This decrease is due primarily to reduced product shipments in the broadcast market, partially offset by increased sales in the videoconferencing market. Codec shipments were 580 units in the third quarter of 1995 compared to 705 units in the third quarter of 1994.

Research and development contract revenues decreased in the third quarter of 1995 to $2.8 million from $3.2 million in the third quarter of 1994. This decrease was due primarily to the completion of work associated with one research and development contract. For the nine months ended September 30, 1995 and 1994, research and development contract revenue increased to $11.4 from $11.1 million. This increase was due primarily to an increase in work on externally funded contracts for the development of MPEG-based encoders and decoders, partially offset by the completion of work associated with one research and development contract. See Note 3 of Notes to Condensed Consolidated Financial Statements.

International revenues increased to $7.7 million, or 21% of total revenues, in the third quarter of 1995, compared to $7.1 million, or 18% of total revenues, in the third quarter of 1994. International revenues were $20.1 million, or 17% of total revenues, in the first nine months of 1995 compared to $21.3 million, or 18% of total revenues, for the first nine months of 1994. There were no international revenues attributable to research and development contracts.

GROSS MARGIN

Gross margin as a percentage of net product sales was 39% for both the third quarter of 1995 and 1994, reflecting reduced margins in the broadcast market due primarily to a less favorable product mix, offset by improving margins in the videoconferencing market due primarily to increased shipments of newer products carrying higher margins as well as cost reduction on products sold in this market. For the nine months ended September 30, 1995 and 1994, gross margin as a percentage of net product sales was 37% and 38%, respectively. The decrease in gross margin for the nine-month period in 1995 was due to a less favorable product mix in the broadcast market during the first and third quarters of 1995 and lower prices in the videoconferencing market in the first quarter of 1995, partially offset by margin improvements in the videoconferencing market during the second and third quarters of 1995. The Company continues to seek improvement in gross margin through introduction of new products with higher margins, as well as through cost reductions of existing products. However, the Company anticipates that product gross margin will continue to be subject to fluctuations caused by the introduction of new products, changes in product mix and variations in manufacturing costs.

Gross margin as a percentage of research and development contract revenues increased to 47% in the third quarter of 1995 compared to 9% in the third quarter of 1994. For the nine months ended September 30, 1995 gross margin as a percentage of research and development contracts revenue increased to 40% from 3% for the nine months ended September 30, 1994. The increase in gross margin for both the three-month period and nine-month period ended September 30, 1995 was due primarily to work on higher margin products relating to the Company's primary research and development contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to 30% of total revenues for the third quarter of 1995 compared to 29% for the third quarter of 1994. For the nine months ended September 30, 1995 and 1994, selling, general and administrative expenses were 29% and 27% of total revenues, respectively. The increase in expenses as a percentage of total revenues was primarily due to the decrease in total revenues partially offset by a decrease in overall spending in this area. The Company anticipates that selling, general and administrative expenses will generally increase with increases in the level of revenues, but may vary from quarter to quarter as a percentage of total revenues.

Research and Development Expense
Research and development expense was 9% and 10% of total revenues for the third quarter of 1995 and 1994, respectively. The decrease in research and development expense as a percentage of total revenues was due principally to reduced spending in this area, as well as an increase in the amounts capitalized in conjunction with the development of new software for more complex and feature-rich products, including MPEG standard-based broadcast products. For the nine months ended September 30, 1995 and 1994, research and development expense was 9% and 8% of total revenues, respectively. The Company expects that the level of research and development spending will continue to increase in absolute dollars in the future, but may fluctuate quarter to quarter as a percentage of total revenues, due to varying levels of research and development activities, external funding, and amounts capitalized in conjunction with software development activities.

Interest Income/Interest Expense
Interest income increased to $93,000 in the third quarter of 1995 from $25,000 in the third quarter of 1994. The increase in interest income for the three months ended September 30, 1995 compared to the three months ended September 30, 1994, was due to interest relating to a customer receivable. For the nine months ended September 30, 1995 and 1994, interest income decreased to $102,000 from $159,000, respectively. The decrease in interest income for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, was principally due to a reduction of interest income from equipment leases and funds available for investment, partially offset by interest income in the third quarter of 1995 relating to a customer receivable.

Interest expense increased to $309,000 in the third quarter of 1995 from $159,000 in the third quarter of 1994. For the nine months ended September 30, 1995, interest expense increased to $864,000 from $573,000 in 1994. The increase was due to increased borrowings and higher interest rates during the three months ended September 30, 1995, and the nine months ended September 30, 1995. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Net Loss
The Company reported a net loss of $191,000 in the third quarter of 1995 compared to a net loss of $990,000 in the third quarter of 1994, an improvement due primarily to increased gross margins on research and development contracts and lower operating expenses. For the nine months ended September 30, 1995 and 1994, the Company reported net losses of $2,181,000 and $394,000, respectively. This increase in net loss was primarily due to higher operating expenses, which include costs of $897,000 relating to legal expenses associated with the class action suit filed in 1992 against the Company and settled in the first quarter of 1995, partially offset by higher gross margins on research and development contracts.

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

Liquidity and Capital Resources
The Company has used internally generated funds, public and private offerings of Common Stock and Preferred Stock, sale and leaseback arrangements and bank credit lines to finance its growth since 1983. Cash generated by operations was $8.0 million in the first nine months of 1995 compared to cash used in operations of $0.7 million in 1994, primarily due to a decrease in inventories, a decrease in the rate of growth of accounts receivable, and an increase in accrued liabilities, partially offset by a decrease in deferred revenue, a decrease in accounts payable, and a decrease in net operating results. Net cash used in investing activities was $18.7 million in the first nine months of 1995 compared to $11.8 million during the nine months ended September 30, 1994, due primarily to an increase in other assets associated with the acquisition of a technology license and increased capitalized software, partially offset by lower additions to property and equipment. Capital additions were $5.8 million for the first nine months of 1995 and other assets increased $5.9 million, primarily due to the acquisition of a technology license. While the Company expects the level of capital expenditures in 1995 to be comparable to 1994 levels, there are no material commitments to purchase capital equipment at the present time. Net cash generated by financing activities was $10.4 million in the first nine months of 1995 primarily due to sales of common stock, borrowings against the line of credit, and the establishment of term loans using capital equipment as collateral. See Note 7 of Notes to Condensed Consolidated Financial Statements. In the third quarter, the Company received an aggregate of $4.9 million relating to the sale of 565,000 shares of newly issued common stock of the Company to Fletcher Asset Management, Inc. at prices equal to an average of market prices on the Nasdaq National Market during a specified period.

As of September 30, 1995, the Company had cash and cash equivalents totaling $11.0 million. The Company had a bank line of credit as of September 30, 1995 in the amount of $15.0 million, of which $12.8 million was outstanding. See Note 7 of Notes to Condensed Consolidated Financial Statements. Working capital decreased to $48.6 million as of September 30, 1995, compared to $53.8 million at December 31, 1994. The Company anticipates that existing cash and lines of credit, together with sources of additional liquidity such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through mid-year 1996. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On August 24, 1993, the Company filed a complaint against Oklahoma State University Education and Research Fund, Inc. (OSUERF) in United Stated District Court claiming that OSUERF breached an exclusive subcontract for the Company to provide equipment to OSUERF under OSUERF's prime contract with the United States Army, TRADOC Division. On November 18, 1993, the Company amended the complaint to add Federal Leasing, Inc. (FLI) as a defendant. FLI is a third party leasing company that acquired the Company's right, title and interest in equipment installed under the contract pursuant to a Federal Government Financing Agreement (Financing Agreement) effective September 30, 1991 and leased the equipment to TRADOC. An assertion of entitlement to indemnification has been received by the Company from FLI. On February 4, 1994, the CIT Group/Equipment Financing Inc. (CIT), as an assignee of FLI's rights under the Financing Agreement, filed a complaint against the Company in United States District Court claiming entitlement or indemnification from the Company. The Company responded to the complaint by denying the material charging allegations of the complaint and stating certain affirmative defenses. Pursuant to court order, the OSUERF and CIT actions have been consolidated.
         On April 21, 1995, CIT and FLI separately moved for summary judgment against the Company seeking damages in the amount of $2 million. The Company opposed the respective motions. By order dated October 11, 1995 the court denied the summary judgment motions of CIT and FLI, respectively.

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

         Trial of this matter was set for September 18, 1995. However, due to the pending reassignment of the case to a new judge, the parties stipulated that as of July 6, 1995, all deadlines in the case which had not lapsed would be postponed. While the Company has completed the bulk of its discovery, it is anticipated that further discovery will be scheduled, including the depositions of additional Company witnesses. A mandatory settlement conference has been ordered but not scheduled. In light of the order on the pending summary judgment motions, CLI anticipates the case will be reassigned very shortly.

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

         On April 6, 1995, the Company filed a complaint against Southwestern Bell Telephone Company (SWBT) in Santa Clara, California Superior Court alleging that SWBT intentionally interfered with CLI's contracts with OSUERF and Hughes Network Systems (HNS). In its complaint, the Company claims general and punitive damages in an unspecified amount against SWBT. SWBT moved to quash service of summons for lack of personal jurisdiction, which motion was granted on July 11, 1995. On July 25, 1995, the Company refiled the complaint in the United States District Court for the Western District of Oklahoma. The complaint was served on SWBT which filed its answer on October 17, 1995, denying the material allegations of the complaint.

         On September 6, 1995, CLI filed its motion of appeal of the Superior Court's order granting SWBT's motion to quash service of summons for lack of personal jurisdiction. Pending the outcome of the appeal, CLI and SWBT have stipulated that the Oklahoma federal court action will be placed in administrative closure. An order placing the matter in administrative closure was entered on October 20, 1995.

         In a complaint filed December 20, 1993, in United States District Court in Dallas, Texas, Datapoint Corporation (Datapoint) alleged that the Company had infringed two United States patents owned by Datapoint and relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. The Company believes that it has meritorious defenses to the allegations of the complaint, and is pursuing an aggressive defense; however, there can be no assurance that the Company will prevail. If any of the claims were to be decided adversely to the defendants, the Company could be liable for monetary damages to the plaintiff and be subject to injunctive relief. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.43 Loan and Security Agreement, entered into as of August 21, 1995, by and between Compression Labs, Incorporated and BankAmerica Business Credit, Inc.

                  27.01    Article  5  of  Regulation  S-X,   Financial  Data
                           Schedules  for   Compression   Labs, Incorporated
                           for the Quarter Ending September 30, 1995.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

                  No other applicable items.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COMPRESSION LABS, INCORPORATED




                          BY William A. Berry
                             ---------------------------------------------------
                             WILLIAM A. BERRY
                             Senior Vice President,
                             Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)


DATE:  November 9, 1995

                               INDEX TO EXHIBITS


Exhibit                                                                             Page
Number                                                                             Number
-------                                                                            ------
10.43             Loan and Security Agreement, entered into as of August 21,
                  1995, by and between Compression Labs, Incorporated and
                  BankAmerica Business Credit, Inc.
                                                                                   ------

27.01             Article 5 of Regulation S-X, Financial Data Schedules for
                  Compression Labs, Incorporated for the Quarter Ending
                  September 30, 1995
                                                                                   ------