Form 10-K405
period 1995-12-31
COMPRESSION LABS INC
filed 1996-04-15
CIK 319085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  -------------

                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- ---   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                  TO                 .

                         Commission file number 0-13218

                                  -------------


                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              94-2390960
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

2860 JUNCTION AVENUE, SAN JOSE, CALIFORNIA                                 95134
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (408) 435-3000

Securities registered pursuant to Section 12 (b) of the Act:    NONE

Securities registered pursuant to Section 12 (g) of the Act:    COMMON STOCK,
                                                                $.001 PAR VALUE
                                                                PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No
                                            ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing bid price of the Common Stock reported on the Nasdaq National Market was $57,367,382 as of April 4, 1996.

         The number of outstanding shares of the registrant's Common Stock as of April 4, 1996 was 15,500,396.

- -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III - Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 23, 1996, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated herein.

                                     PART I

ITEM 1.       BUSINESS

GENERAL DEVELOPMENTS

         Compression Labs, Incorporated (the Company or CLI(R)), incorporated in California in December 1976 and reincorporated in Delaware in October 1987, is a leader in the development, manufacture and marketing of visual communication systems based on Compressed Digital Video (CDV(TM)) technology. The Company's systems use proprietary and industry standard algorithms to compress the amount of data required to transmit digital video and audio signals, thereby significantly reducing the cost of transmitting these signals over terrestrial, microwave, cable or satellite networks. The Company's strategy has been to use its expertise in CDV technology to enhance its leadership position in videoconferencing, to develop a leadership position in the emerging broadcast and cable markets, and to monitor new markets such as the desktop and personal video markets.

         In November 1995, the Company conducted a strategic review of its position in both the videoconferencing and broadcast and cable markets, and its ongoing prospects in these markets. As a result of this review, the Company adopted a plan to discontinue operations of its Broadcast products division and to refocus its efforts and resources on developing and marketing group and desktop videoconferencing products. The Company has held discussions with various companies regarding the possible sale of the broadcast products division. No definitive agreement has been reached, nor can there be any assurances that an agreement with terms acceptable to the Company will ultimately be reached. Unless noted otherwise, this Annual Report on Form 10-K pertains to the Company's continuing operations.

         CLI's group and desktop videoconferencing systems permit users at different locations to conduct full-color, motion videoconferences ranging from two-way informal meetings between individuals to formal meetings between large groups at multiple locations. The Company's present families of videoconferencing systems include Rembrandt(R) II/VP and Radiance(TM) videoconferencing systems, the eclipse family of mid-range videoconferencing systems, and the CLI Desktop Video family. The Rembrandt II/VP and Radiance videoconferencing systems operate worldwide over a broad range of transmission speeds from 56 kilobits per second (kbps) to 2.048 megabits per second (mbps). The eclipse mid-range videoconferencing systems and CLI desktop video products operate worldwide over readily available public switched digital networks at speeds up to 384 kbps. All of CLI's current videoconferencing systems are compliant with the International Telecommunication Union Telecommunication Standardizations Sector (TSS) H.320 videoconferencing standard, and most also provide customer-selectable proprietary algorithms. The Company has grown as a result of improvements in the price/performance of its videoconferencing systems, decreases in transmission costs and increased availability of switched digital transmission services. However, there can be no assurance that this revenue growth will continue in the future.

         In November 1991, the Company introduced the SpectrumSaver(TM), the industry's first compressed digital product for the satellite broadcast video market. The SpectrumSaver allows simultaneous transmission of as many as 15 channels on a single satellite transponder, reducing costs and increasing programming availability for applications such as business television, distance learning and satellite news gathering. Through a number of industry-related partnerships and alliances, CLI had been moving into other broadcast applications: direct broadcast satellite services, which deliver hundreds of channels of entertainment and information directly to homes through the use of satellite dishes; video-on- demand, offering dial-up access to movies, live sports, and other entertainment over copper or fiber-optic telephone lines or coaxial cable, cable head-end applications that supply programming to distribution sites, and traditional commercial television broadcast applications. To ensure broad compatibility worldwide, the products used for these services are based on MPEG-1 and MPEG-2 video and audio standards from the Moving Picture Experts Group (MPEG). This technology is used in the broadcast products division, now part of the Company's discontinued operations.

         CLI has concentrated on developing enhancements to the MPEG-based Magnitude(TM) product family which will differentiate these products from other standards-based products. In 1996, CLI was granted a patent for statistical multiplexing of multiple MPEG-compressed video signals, allowing multiple MPEG-video signals to share the entire bandwidth of the transmission channel by dynamically allocating more bandwidth to the signals that are more difficult to encode. This results in improved picture quality and allows higher compression ratios. This technology is used in the broadcast products division, now part of the Company's discontinued operations.

- --------------------
(TM)CDV, Radiance, SpectrumSaver, and Magnitude are trademarks of Compression Labs, Incorporated.
(R)Rembrandt is a registered trademark of Compression Labs, Incorporated
This Form 10-K also contains the trademarks of other companies.

INDUSTRY BACKGROUND

         Over the past two decades, the advent of compressed digital video technology has enabled the development of cost effective products for the growing videoconferencing market, increasing productivity and decreasing costs by enhancing the effectiveness of business communication.

         Decision making in today's competitive business environment demands accurate and timely exchange of information by individuals and groups, often at distant locations. Telephones and facsimile machines have become essential business tools by providing communication in convenient and inexpensive formats. In many situations, however, information cannot be transferred effectively by telephone or in writing, and more natural face-to-face communication is necessary. A substantial portion of business travel today is undertaken in order to permit such face-to- face communication. The Company believes that the utilization of visual communication systems, such as videoconferencing systems, has enhanced productivity by allowing meaningful and timely face-to-face contact, and has lowered costs by reducing business travel.

         The concept of visual communications was introduced in 1964 at the New York World's Fair when AT&T exhibited a prototype of its picturephone. At that time, however, videoconferencing was commercially impractical because transmitting uncompressed video signals was prohibitively expensive for business users. In the late 1970s, the first video compression system, called a "codec" (coder-decoder), was introduced. The market acceptance of early videoconferencing systems was limited because of high hardware and transmission costs, and the limited availability of transmission facilities. The first companies to adopt videoconferencing utilized dedicated private networks established expressly for videoconferencing.

         Significant progress was made in the early 1980s in addressing many of the problems associated with early videoconferencing efforts. A major advance in transmission cost reduction was achieved by CLI with the introduction in 1982 of a codec which provided the first economical means to communicate effectively over standard networks at a transmission rate (bandwidth) of 1.544 mbps, the standard T1 transmission rate, a reduction of approximately 60:1 from the 90 mbps bandwidth required to transmit uncompressed video signals. This lower bandwidth significantly reduced transmission costs and permitted transmission over available terrestrial, microwave, cable and satellite channels.

         Since the mid-1980s, driven primarily by competition among telecommunication carriers, the cost of transmission services has continued to decrease significantly. During this same period, the availability of private networks and switched services increased dramatically. Switched digital transmission services are now available in most U.S. metropolitan areas. Advances in compressed digital video technology during this period also resulted in the introduction of products with improved picture and audio quality. In the mid-1980s, video compression systems were introduced that operated at transmission rates below the standard T1 rate, although these low bandwidth systems often failed to achieve picture quality acceptable to most users. By the late 1980s, continued improvements in video compression technology and the increasing availability of public switched services at bandwidths up to 384 kbps had resulted in increased user acceptance of videoconferencing.

         Collectively, the dramatic decreases in transmission costs, the increased availability of switched digital services for both domestic and international networks, the improvements in picture quality and the adoption of worldwide standards have made global videoconferencing at various bandwidths increasingly practical and cost effective. Many of these factors have also created opportunities for application of CDV technology in the developing desktop and personal video markets.

         While CDV technology has found significant application in two-way business communication for more than a decade, this technology has only recently begun to be implemented to reduce the transmission cost and improve the availability and audio and video quality of one-way broadcast video programming. Until recently, almost all television broadcasts relied on analog technology, which requires substantial transmission capacity, or bandwidth. Digitizing and compressing video and audio signals reduces the amount of data which must be transmitted in order to achieve desired quality, thus allowing broadcasters to transmit high quality video and audio television programs on a telephone line or to simultaneously transmit a number of programs over a satellite transponder or coaxial or fiber-optic cable. Digitization and compression of video improves picture and sound quality by eliminating noise and distortion typical in transmission of analog signals, and allows video programming to be stored economically on video servers, where it is readily accessible. These technical and economic advantages of CDV compared to traditional analog technology are important factors underlying the acceptance of CLI's SpectrumSaver broadcast products for business use. The Company's Magnitude product line of high-quality, MPEG-based encoders and decoders is currently being used for digital broadcast utilizing satellite, cable, and telephone network-based transmission for the home entertainment and education markets.

CLI STRATEGY

         The Company is a leader in video compression technology and believes that its large worldwide installed base of videoconferencing systems affords the Company significant competitive advantages. The Company's strategy is to strengthen its position as a leading supplier of a full range of premium quality group and desktop videoconferencing systems. The Company's strategy includes several key elements:

Technology Leadership

         CLI has pioneered video compression technology and continues to develop videoconferencing systems with enhanced picture and audio quality and features at lower costs.

Broad Range of Videoconferencing Products

         CLI has one of the broadest product lines in the videoconferencing industry, spanning a wide range of market applications and operating at transmission rates from 56 kbps to 2.048 mbps. The Company believes supplying a full range of products to satisfy a customer's complete video communication needs will be important to its future success.

Compliance with Industry Standards

         CLI believes that the adoption of industry standards will further the expansion of the worldwide videoconferencing market by allowing systems from different manufacturers to communicate with one another. The Rembrandt II/VP, Radiance, eclipse, and CLI Desktop Video product families all conform with the TSS H.320 videoconferencing standard that allows communication with CLI and other vendors' products through industry standard communication modes. The group system families provide a user-selectable option that allows enhanced video when communicating with other CLI systems through the Company's proprietary communication modes.

CLI TECHNOLOGY

         CLI has been a leader in the evolution of digital video compression technology for videoconferencing and broadcast products since the inception of these markets. CLI's development efforts are primarily directed at achieving greater levels of compression, improving picture quality and system functionality, continuing to reduce system costs, and supporting and improving industry standards. The Company's continued success in its chosen markets is dependent in part on the results of its ongoing technology and product development efforts.

         Early codecs, introduced in the late 1970s, used a technique called interframe coding that achieved compression by measuring differences between frames and transmitting only those differences, refreshing the unchanged elements in the frame from memory. Interframe coding is useful in scenes where there is limited motion, but can cause image degradation, such as blurring or jerkiness, in scenes that contain significant motion. This technique required a high rate of transmission to overcome its inherent limitations in motion sequences.

         In 1982, CLI developed the first videoconferencing system that operated at T1 rates incorporating a proprietary algorithm utilizing intraframe coding. Intraframe coding does not measure differences between frames, but rather achieves compression by breaking each individual frame into blocks and assigning bits to each block based on the complexity of the scene in that block. Although intraframe coding causes a slight degradation of detail resolution in a picture, it maintains picture quality independent of the amount of motion in the picture. This algorithm technique was based on Discrete Cosine Transform (DCT) technology.

         In 1984, CLI introduced the first sub-T1 algorithm combining both interframe and intraframe technology. This proprietary algorithm, known as Differential Transform Coding (DXC), combined the positive aspects of both intraframe and interframe coding by using intraframe coding for blocks with high motion and interframe coding for blocks with little or no motion. DXC allowed transmission with minimal picture quality degradation at transmission rates as low as 384 kbps.

         In 1987, CLI introduced a product which achieved transmission rates as low as 56 kbps by adding motion compensation to the techniques pioneered in earlier codecs. Motion compensation was an advancement in interframe techniques that allowed detection and coding of the portions of the picture which are in motion.

         In 1990, CLI introduced a new proprietary algorithm called Cosine Transform Extended (CTX(TM)), a further enhancement of the DCT technology which improved picture quality and motion handling techniques. In 1991, CLI announced the CTX Plus(TM) algorithm which significantly improved picture resolution and increased frame rates at transmission rates of 384 kbps and above, thereby providing near-broadcast image quality. The Company's Radiance and Rembrandt II/VP families of large group videoconferencing products incorporate the CTX and CTX Plus algorithms, as well as the TSS H.261 standard. The eclipse 8200, 8300 and gold models are fully compliant with the most recent TSS standards, and have transmission speeds ranging from 56 kbps to 384 kbps.

         DCT technology has been the basis of all CLI products since 1982. The DCT technology has been adapted as the foundation of the international H.261 standard, as well as the evolving MPEG standards for broadcast, cable and desktop applications, and Joint Photographic Experts Group (JPEG) standard for still image compression. The Company believes that its expertise in DCT technology gives it a competitive advantage by simplifying the development of products that are compatible with industry standards, while providing superior performance through proprietary enhancements when operating in either the industry standard or proprietary modes. To achieve these enhancements in the future, the Company also continues to develop methods for pre- and post-processing video signals utilizing techniques such as detelecine, statistical multiplexing, conditional access, and motion adaptive scene filtering in order to improve performance of systems utilizing either industry standard or proprietary algorithms.

         CLI designs application specific integrated circuits (ASICs) for its products, and cooperates with certain semiconductor vendors who are developing semiconductor chips which the Company believes are important to its business. Both activities are directed at reducing costs, enhancing performance, and increasing flexibility in the Company's products. In many cases, CLI is able to add elements of its proprietary technology with the implementation of these chips in order to obtain cost and performance advantages compared to other users of such chips.

VIDEOCONFERENCING PRODUCTS

         CLI offers a broad range of group and desktop videoconferencing products which includes the Rembrandt II/VP large group video codec family, the Radiance family of prepackaged large group videoconferencing systems, the eclipse mid-range group videoconferencing systems, the CLI Desktop Video family, and Multipoint Control Units. The Company's videoconferencing systems offer two-way, full-color, motion videoconferencing at various bandwidths ranging from 56 kbps to 2.048 mbps. These systems enable the user to transmit video, audio, data and graphics over digital channels. System users can transmit the compressed signals over terrestrial, satellite or microwave networks. CLI's videoconferencing products are used in point-to-point or multipoint videoconferences. In a point-to-point videoconference, audio and full-color, motion images are transmitted simultaneously in both directions so that the participants at one site interact with the participants at the other site as in a normal meeting. In a multipoint conference, participants in three or more locations can interact with each location and are able to see and hear the participant who is speaking. CLI systems work in conjunction with both dedicated network facilities and a variety of switched network facilities, offering customers maximum networking flexibility.

         Rembrandt II/VP. The principal component in the Company's videoconferencing systems is the codec. One codec is required at each conference site to perform both coding and decoding functions. The Rembrandt II/VP, which the Company began shipping in the second half of 1991, incorporates the Company's proprietary CDV technology, and was the industry's first codec to address the entire spectrum of videoconferencing applications in a single product. These codecs support transmission rates from 56 kbps to 2.048 mbps, support the CTX and CTX Plus proprietary algorithms, provide backward compatibility to the Company's older products, and support the H.261 standard. The Company believes that its proprietary algorithms (CTX at lower bandwidths and CTX Plus at bandwidths of 384 kbps and above) provide picture quality superior to the H.261 standard. The Rembrandt II/VP list prices range from $35,000 to $48,500, excluding options.

- -------------------
(TM)CTX and CTX Plus are trademarks of Compression Labs, Incorporated

         Radiance Group Videoconferencing Systems. The Company's Radiance large group videoconferencing systems, first shipped in January 1994, are complete, prepackaged large group systems which achieve up to 30 frames per second (fps) and 480 lines of resolution at bandwidths ranging from 56 kbps to 2.048 mbps. These systems come fully assembled for easy installation, use, and maintenance, and utilize a tabletop touchpanel based on CLI's Self-Guide(TM) user interface, which provides intuitive control via menus and icons to guide the user. Radiance systems are interoperable with CLI's Rembrandt II/VP codecs, eclipse mid-range group systems, and CLI Desktop Video products worldwide, as well as with other codecs that meet TSS H.320 standards. The Radiance list prices range from $43,400 to $77,900, excluding options.

         eclipse Group Videoconferencing Systems. The Company's eclipse mid-range group videoconferencing systems, introduced in early 1993, are complete, full-featured videoconferencing systems priced as low as $14,900. The codec is housed in an Intel 486 personal computer chassis with both a hard disk and 3-1/2 inch floppy disk for software updates. eclipse also includes an advanced, industry standard audio system with tabletop microphones, full-duplex capability and integrated echo cancellation, which uses as little as 16 kbps of the 112/128 kbps bandwidth for audio. The eclipse comes with high-quality video, capable of communicating with other manufacturers' systems using the TSS H.320 industry standard or providing superior video quality using CLI's CTX proprietary algorithm for communicating with other CLI systems. The eclipse offers as standard features an auto-focus camera with pan/tilt/zoom capabilities, easy-to-use presets, a choice of built-in line interfaces for virtually every type of network, multipoint readiness, picture-in-picture, and CLI's Self-Guide user interface. In 1995, the eclipse product family was expanded to include a variety of models ranging from table top to dual monitor systems. These new eclipse 8200 models are fully compliant with TSS standards, and offer full common intermediate format (FCIF) resolution, integrated network interface supporting highly-affordable transmission speeds up to 112/128 kbps, wideband audio up to 7 kHz, enhanced video from customized VLSI circuits specifically designed for pre- and post-processing, far-end camera control, high-resolution graphics, 27-inch monitors, the wireless Self-Guide remote control unit, a pan/tilt/zoom automatic-focus camera, and a variety of auxiliary document cameras. The eclipse 8300 models include the same features as the eclipse 8200 with the additional capability of transmission speeds up to 384 kbps. In April 1996, CLI further expanded the eclipse product line with the introduction of the eclipse gold . This recently introduced model offers features identical to the eclipse 8300 with the addition of improved video quality at 30 fps and a T.120 multimedia gateway. T.120 is an evolving series of standards from the ITU that are aimed at facilitating "audio-graphic", multimedia conferencing for collaborative working meetings and distance learning applications. Available as options on the newer lines of eclipse are: multipoint chair control, dual monitors, the automatic focus SuperCam document camera and an inverse multiplexer. eclipse list prices range from $14,900 to $47,900, excluding options.

         CLI Desktop Video Systems. The Company announced in January 1996 a CLI Desktop Video family of products to run on PCs powered by Intel Corporation's (Intel) Pentium(TM) microprocessor under Microsoft Windows versions 3.1 and 95. This family of products will initially include two models: CLI Desktop Video 1000 and CLI Desktop Video 2000. CLI Desktop Video products are kits consisting of a fixed digital camera, a single codec board incorporating an integrated services digital network (ISDN) basic rate interface, a telephone handset, and a choice of data collaboration software, including Intel's ProShare(TM) Premier data collaboration software. In the future, the product will also support DataBeam's FarSite(TM) data collaboration software. The CLI Desktop Video 1000 and 2000 models are capable of transmission speeds ranging from 56 kbps to 384 kbps. CLI Desktop Video list prices range from $1,495 to $2,195, excluding options.

         Multipoint Control Units. The Company also offers the Multipoint 2 Control Unit (MCU), a device that allows people at multiple locations to participate in a fully interactive videoconference. During a multipoint videoconference, the MCU acts as an audio bridge and a controller, switching among different sites so participants can see the person who is speaking and hear all other participants in the conference. This switching can be voice-activated or manually controlled. The MCU is compliant with the international multipoint videoconferencing standards established by the TSS, and is compatible with videoconferencing systems from any manufacturer who supports those international standards. In addition, MCUs are compatible with the large installed base of CLI Rembrandt II/VP and codecs with appropriate audio and communications configurations. List prices for MCUs range from approximately $26,500 for a 3-user unit to approximately $89,500 for a large system usable in a headquarters location, depending on the number of ports and options required.

- --------------------
(TM)Pentium, and  (TM)ProShare are trademarks of Intel Corporation
(TM)FarSite is a trademark of DataBeam Corporation

BROADCAST PRODUCTS

         The Company offers the SpectrumSaver digital broadcast television system for business television, distance learning, satellite news gathering and cable applications. SpectrumSaver digitizes and compresses a full-motion analog television signal so it can be transmitted using a fraction of the bandwidth required by standard analog systems. SpectrumSaver encoders range in price from $65,000 to $85,000 and receivers from $2,600 to under $1,700, depending on quantity purchased. Typical systems employ many receivers per encoder. The SpectrumSaver product line is included in the Company's discontinued operations.

         In 1994, the Company introduced the Magnitude family of CLI broadcast video products. Magnitude, an MPEG-2-based Compressed Digital Video product family for the delivery of entertainment and information services over telephone, cable and satellite networks, is aimed at providing high quality broadcasting for a variety of business and home entertainment applications. The system reduces bandwidth required to transmit video by six to sixty times depending on the complexity of the program content and the transmission method. CLI is supplying Magnitude encoders to a unit of GM Hughes Electronics through an agreement with Thomson Consumer Electronics for the DIRECTV(R) satellite entertainment service. The Company has also sold Magnitude products to customers in Argentina, Australia, China, India, Japan, Namibia, Russia, and Taiwan. The Magnitude product line is included in the Company's discontinued operations.

SALES AND MARKETING

         The Company markets its videoconferencing systems to business, government, health care and education customers. These customers frequently have multiple domestic and/or international locations and often specify a single vendor to supply videoconferencing equipment on a worldwide basis. The Company believes that the sales effort to this sophisticated customer base requires the initiation and maintenance of multilevel contacts in order to address the customers' multi-location application and support needs. Historically, a significant portion of the Company's sales have been to its existing customer base. Nonetheless, CLI is committed to expanding sales outside of its current customer base and believes that new customers are an important part of the Company's future revenue growth.

         In 1995 approximately 35 percent of CLI's revenues from videoconferencing products were achieved through indirect channels, which include resellers and co-marketers (collectively, Resellers). To that end, the Company has entered into strategic co-marketing agreements or arrangements with AT&T and MCI Communications. These co- marketers provide sales leads and customer prospects for direct customer sales by the Company's domestic sales force. In addition, the Company has a number of Reseller agreements in the United States with companies including Bell Atlantic, Norstan, Inc., TIE/communications, Inter-Tel Equipment Corporation, Pacific Bell, and Williams Telecommunications, Inc. (WilTel). These Resellers sell the Company's videoconferencing products directly to end-users. The Company has also entered into distributor agreements with companies such as MicroAge Inc., and Sprint/North Supply.

         Internationally, the Company markets its videoconferencing products in most countries outside the U.S. through distributors. CLI is attempting to increase its new customer base by expanding its distribution channels. The Company's products are distributed in over 50 countries outside the U.S. under distribution agreements and arrangements with over 30 companies, including Internet Video Communications in the U.K., J S TELECOM, a subsidiary of Bosch Telekom in France, Deutsch Telekom in Germany and worldwide, SOEI Tsusho Company, Ltd. in Japan, Samsung in Korea, Teledata in Southeast Asia, and Keytech S.A. in South America. Agreements with these distributors generally provide for pricing and volume discounts, order lead times, designation of a specific geographic territory and other terms and conditions. Distributors typically order products only upon receipt of an order from an end-user customer and generally provide local customer support, including installation and maintenance. In 1993, the Company opened its first international sales offices in Brussels, Belgium and Beijing, China. In 1995, revenue from non-U.S. customers represented 22% of videoconferencing revenues. See Note 10 of Notes to Consolidated Financial Statements.

         The Company believes that the availability of demonstration systems and financing programs significantly enhances its direct sales and marketing efforts. CLI provides videoconferencing equipment to customers and potential customers on a short-term loan or monthly rental basis in order to allow hands-on use of the equipment.

- --------------------
(R)DIRECTV is a registered trademark of Hughes Electronics Corporation.

         The Company primarily distributes its broadcast products through value-added resellers, which include satellite transponder owners, full service integrators, systems integrators and broadcast programmers who can provide the end-user with a complete, installed digital satellite system. The Company has agreements in effect with Westcott Communications, AT&T, Electronic Data Systems Corporation, Keytech S.A., Radiation Systems Incorporated, National Technological University, Vitacom, and others.

         As of February 29, 1996, the Company had 158 direct sales, marketing and customer support personnel located in 22 offices in 14 states, plus 3 foreign countries.

CUSTOMER SERVICE AND SUPPORT

         The Company believes that customer service and support are important competitive factors. CLI provides service and support in more than 50 countries worldwide either directly or in conjunction with its distributors, Resellers and contract service providers. CLI and its contract service providers typically provide comprehensive support to all customers to which CLI sells direct. Customers who buy CLI products indirectly generally receive their primary level of support from CLI's Resellers and supplemental support from CLI. All Distributors, Resellers and service providers are trained by the Company to provide the appropriate level of service for the Company's products. CLI's service strategy for much of its product line is predicated on designing products with diagnostic capabilities and maintaining a toll-free Customer Support Hotline staffed by technical support personnel who diagnose problems remotely. The remote diagnostic capabilities of many of CLI's products often allow the Company's Technical Support Center personnel to cost- effectively service its products without requiring on-site service visits. To further augment CLI's service capabilities, CLI signed an agreement in late 1995 with AT&T under which AT&T will supply technicians who will provide installation and service for designated CLI videoconferencing customers throughout the United States.

         The Company provides installation and on-site service through its regionally deployed technical support staff in select major cities or regional, national, or multinational third-party service providers. The Company offers a variety of maintenance plans to accommodate the various maintenance requirements in the marketplace. Historically, maintenance revenue has accounted for less than 10% of total revenues.

         CLI generally warrants its products to be free of defects in materials and workmanship for periods ranging from three months to fourteen months from date of shipment or twelve months from date of installation, depending on the product. To date, defective product returns have not been material.

CUSTOMERS

         The Company's products have been sold to organizations in such diverse industries as aerospace, banking, communications, broadcasting, education, electronics, food and consumer products, and pharmaceuticals, as well as in government. In 1995 and 1994, there was no single customer that accounted for greater than 10% of total revenues. In 1993, sales to two customers accounted for approximately 17% and 10% of total revenues, respectively. During 1995, 1994 and 1993, sales to international customers represented approximately 22%, 18% and 13%, respectively, of the Company's total revenues.

         The following is a selected list of those customers who have placed orders with the Company over the past two fiscal years:

AEROSPACE                                EDUCATION                               GOVERNMENT
- ---------                                ---------                               ----------
Hughes Aircraft Company                  Duke University                         NASA
Lockheed Corporation                     Eastern Washington State                China Railway Import & Export
Loral Corporation                        University                              Sichuan Provincial Import Corp.
Martin Marietta Corporation              Texas Tech University                   State of Florida
Rockwell International Corporation       University of California                State of Hawaii
                                         University of Hawaii                    State of Kansas
BANKING & FINANCE                        University of Idaho                     State of Washington
- -----------------                        University of Massachusetts             U.S. Department of Defense
Bank of America Corporation              University of Missouri                  U.S. Department of Energy
Citibank, N.A.                           University of Nevada, Reno              U.S. Federal Emergency Management
Citicorp                                 University of Pennsylvania                Agency (FEMA)
Mastercard International, Inc.           University of Texas                     U.S. General Accounting Office (GAO)
VISA Inc.                                University of Washington                U.S. General Services Administration
                                         Vermont Technical College                 (GSA)
                                         Washington State University
TELECOMMUNICATIONS
- ------------------
Ameritech Services, Inc.
American Telephone & Telegraph           ELECTRONICS                             PHARMACEUTICAL & HEALTH CARE
Bell Atlantic                            -----------                             ----------------------------
Bell Canada                              Advanced Micro Devices, Inc.            Glaxo Burroughs Wellcome
Bell South Services, Inc.                Boeing Computer Services                Columbia-HCA Healthcare Corp
Comtelca                                 Harris Corporation                      Empire Blue Cross/Blue Shield
Deutsche Telekom AG                      Hewlett-Packard Company                 Harvard Community Health Plan
GTE Government Systems                   IBM Corporation                         Pharmacy Corp. of America
Hughes Network Systems                   Mentor Graphics Corporation             Schering-Plough Corporation
JS TELECOM                               MicroAge, Inc.                          UT Medical Branch at Galveston
MCI Telecommunications Corp.             Micron Technology, Inc.                 Warner Lambert
Mitre Corporation                        National Semiconductor
NYNEX Corporation                        Novell Corporation                      OTHER
Nevada Bell                              Samsung Electronics Corporation,        -----
Norstan Communications                        Ltd.                               Alcoa Fujikara Ltd.
Pacific Bell                             Unisys Corporation                      Boston Consulting Group
Southern Bell                            Westinghouse Electric Corporation       Consolidated Edison
Sprint/North Supply                                                              KPMG Peat Marwick
TIE/communications                                                               McKinsey & Co. Inc.
Williams Telecommunications, Inc.        FOOD/CONSUMER PRODUCTS                  Pacific Gas & Electric
                                         ----------------------                  Toyota Motor Sales USA
                                         Black & Decker                          VF Corporation
                                         The Coca-Cola Company
                                         Kimberly Clark Corporation
                                         Nabisco Brands, Incorporated

                                         Nestle USA
                                         Nordstrom
                                         Phillips Van Heusen
                                         Williams Sonoma

         There can be no assurances that any of the customers listed above will continue to purchase the Company's products in the future.

RESEARCH AND DEVELOPMENT

         Since its inception, the Company has recognized that a strong technical base is essential to its long-term success and has made a substantial investment in research and development. The Company's total research and development expenditures in 1995, 1994 and 1993 aggregated $14.8 million, $15.1 million, and $13.4 million, respectively. Research and development expenditures consisted of research and development expense, cost of revenues related to research and development contracts and capitalized software development costs as summarized in the table below (in millions):

                                                                                     Years ended
                                                                                    December 31,
                                                                           ----------------------------------
                                                                           1995           1994           1993
                                                                           ----           ----           ----

Research and development expense                                          $ 10.0         $ 10.2         $ 10.5
Cost of revenues related to research and development
     contracts                                                                --            1.0             --
Capitalized software development costs                                       4.8            3.9            2.9
                                                                          ------         ------         ------
      Total research and development expenditures                         $ 14.8         $ 15.1         $ 13.4
                                                                          ======         ======         ======

         The videoconferencing market is characterized by rapid and significant change in technology and user needs, requiring substantial product development expenditures. These changes have resulted in frequent product introductions characterized by better picture quality at lower bandwidths and reduced prices. The Company's ongoing videoconferencing research and development efforts are focused on continued improvements in its CDV technology, product developments and product enhancements. The Company's future success in this market will depend to a large extent on its ability to maintain its competitive technological position and to continue to develop, on a cost effective and timely basis, technologically advanced videoconferencing products that meet changing user needs. There can be no assurance that the Company's product development efforts will be successful.

COMPETITION

         The Company believes that the market for videoconferencing systems ranges from applications for more formal meetings that require very high picture quality using higher bandwidths, to applications such as informal meetings in which reduced picture quality at lower bandwidths is acceptable in return for significantly lower equipment and transmission costs.

         The Company believes that the principal competitive factor in the videoconferencing market is the ability to provide cost effective, enterprise-wide videoconferencing solutions. Performance, price, picture quality, audio quality, bandwidth flexibility, network compatibility, standards compliance, reliability, ease of use and diversity of features are important product features; distribution and customer support are also important service factors. While the relative importance of these factors varies from customer to customer, CLI believes that it is competitive in each of these areas.

         At the higher bandwidths, the Company believes that VTEL Corporation, General Plessey Telecommunications and British Telecom in the United Kingdom are currently its major competitors, although other companies have developed or may develop such systems. At lower bandwidths, the Company believes that PictureTel Corporation and VTEL Corporation are its primary competitors. The Company expects other competitors, some with significantly greater marketing, technical and financial resources, to enter the videoconferencing systems market. In particular, the Company expects increased competition from Japanese manufacturers, including Mitsubishi Ltd., Nippon Electric Corporation, Sony Corporation, Hitachi Limited and Fujitsu Ltd. If the Company cannot continue to offer new videoconferencing products with improved performance and reduced cost, its competitive position will erode. Moreover, competitive price reductions may adversely affect the Company's results of operations.

         In December 1990, the TSS adopted a worldwide videoconferencing standard, commonly referred to as H.261 or px64, for transmitting video images over digital networks at data transmission rates ranging from 64 kbps to 2.048 mbps. This standard has become a part of the TSS standards, an evolving set of standards which permit interoperability among videoconferencing systems from different vendors. Although acceptance of the TSS standards is expected to increase demand for videoconferencing products in general, the widespread acceptance of these standards and other related emerging international standards may make the advantage of the Company's proprietary technology less significant. In particular, the emergence of industry standards may lower barriers to entry and result in increased price competition.

MANUFACTURING

         The Company has structured manufacturing as two separate organizations: one focused on videoconferencing products and the other focused on broadcast products.

Videoconferencing Products

         The videoconferencing products manufacturing organization performs materials planning, production scheduling, mechanical assembly, board testing, system integration, burn-in, and final system testing of videoconferencing codecs and integrated systems and broadcast encoders. The organization performs quality assurance testing on selected purchased parts, board assemblies and finished products during the course of the manufacturing process. Some components are purchased through a small number of selected component distributors who provide completed assemblies for printed circuit boards. The kitted parts are drop-shipped from the component distributor directly to selected subcontract assembly houses. Some components are purchased directly from various manufacturers, and are assembled and tested at CLI. Some videoconferencing equipment is purchased in its entirety from suppliers and shipped to CLI where it may be integrated and tested to customer specifications.

Broadcast Products

         The broadcast products manufacturing organization performs assessment, evaluation, qualification, selection, scheduling, management and support of its selected turnkey high-volume manufacturing subcontractors. Turnkey manufacturers provide substantial materials planning, procurement, component testing, mechanical assembly, board testing, applicable system integration, burn-in and final system testing of the Company's broadcast receivers/decoders products. There can be no assurance that the Company will be able to develop or contract for manufacturing capabilities with the necessary volume, quality or price on acceptable terms. As noted above, in November 1995 the Company adopted a plan to discontinue operations of its broadcast products division by the end of 1996.

Supplier Relationships

         The Company uses many standard parts and components for its products. Several of the critical components used in the Company's products, including certain custom and programmable semiconductors, such as the MPEG-2 chipset supplied by C-Cube Microsystems, are currently available only from single or limited sources. In addition, the Company relies on a few key vendors for sourcing or turnkey manufacturing of certain of its products. The Company has executed master purchase agreements with some, but not all, of its component distributors and suppliers who provide the kits and component parts for the videoconferencing products and broadcast and cable products. While the Company has experienced few material disruptions in supply to date, there can be no assurance that the Company will be able to obtain a sufficient quantity of products or components for existing products on acceptable terms to enable it to meet the demand for those products. An interruption or reduction in supply of any key components, excessive rework costs associated with defective components, or process errors or the inability to obtain continued reduction of component prices could adversely affect the Company's operating results and could damage customer relationships.

QUALITY

         CLI has established a quality function with a Quality Council assigned to oversee the implementation of a Total Quality Management (TQM) process and culture throughout CLI. A cross-functional TQM council has been organized to support and manage process quality improvement teams which focus on continuous improvement of CLI's various products and processes used throughout the Company. The Company has been granted the International Organization for Standardization
(ISO) 9001 certification for its videoconferencing products operations.

PATENTS AND TRADEMARKS

         The Company currently holds eight U.S. patents relating to video compression. The patents cover CLI's scene-adaptive coding and DCT techniques and expire between November, 1998 and the year 2014. These techniques, together with the DXC, CTX and CTX Plus algorithms, serve as the basis of the Company's videoconferencing product lines. In 1996, CLI was granted a patent for statistical multiplexing of multiple compressed video signals which the Company believes may be important for certain digital broadcast applications. The Company also holds two U.S. patents relating to facsimile compression.

         There can be no assurance that the Company's current patents will be upheld as valid. Although the Company believes its patents are valuable, it also believes that its future success depends primarily upon its technical and engineering competence and the creative skills of its personnel.

         In addition to potential patent protection, CLI relies on the laws prohibiting unfair competition, and the laws of copyright, trademark and trade secrets to protect its proprietary rights. The Company also utilizes nondisclosure agreements and internal secrecy procedures.

         The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, the Company has received communications from third parties asserting that features or content of certain of its products may infringe intellectual property rights of such parties. To date, no such claims have had an adverse effect on the Company's ability to develop and market its products. There can be no assurance, however, that third parties will not assert or prevail in infringement claims against the Company with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. For example, Datapoint Corporation has filed suit claiming that certain of the Company's products infringe its patents. See "Legal Proceedings." Patent litigation or royalty arrangements entered into to avoid or settle litigation could have a material adverse effect upon the Company's business, operating results and financial condition.

EMPLOYEES

         The Company's success depends to a large extent on the skill and competence of its employees. There can be no assurance that the Company will be able to continue to attract, retain and motivate competent employees.

         As of February 29, 1996, the Company employed 439 people full-time in its continuing operations, including 129 in manufacturing, 94 in engineering, research and development, 158 in sales and marketing and 58 in administration. As of February 29, 1996, the Company employed 100 people full-time in its broadcast division, which is reported as a discontinued operation. In addition, the Company also employs a number of temporary employees. None of the Company's employees are represented by a collective bargaining agreement. The Company believes its relationship with its employees is good.

DISCONTINUED OPERATIONS AND RESTRUCTURING

         On November 30, 1995, the Company adopted a strategic plan to discontinue the operation comprising the broadcast products division. This division generally manufactures and sells broadcast video products to commercial end-users. See Note 2 in the Notes to Consolidated Financial Statements.

         Additionally, in the first quarter of 1996, the Company decided to restructure the videoconferencing division in order to seek profitability and growth. This resulted in adjustments that were recorded as of December 31, 1995 to carrying values of assets that were impacted--primarily inventories, capitalized software and accounts receivable. In conjunction with this action, the Company also reduced its permanent and temporary workforce by approximately 90 people in March of 1996 and identified a number of offices that would be closed. Severance and other expenses associated with this action will be reflected in the results of the first quarter of 1996.

RISK FACTORS

         The following are among the risk factors that should be carefully considered in evaluating the Company and its business.

Net Loss / Fluctuations in Quarterly Performance

        The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. The Company sustained a net loss of $57.6 million and $3.5 million in 1995 and 1993, respectively. In 1994 the Company had net income of $0.1 million. There is no assurance that the Company will be able to achieve a profit in 1996 or in subsequent quarters and years.

         The Company's product sales have historically been derived primarily from the sale of videoconferencing systems and related equipment, the market for which is still developing. Most of the Company's products are complex capital equipment systems and/or involve significant equipment deployment; and as such, these products typically involve long sales and order cycles. Additionally, the Company's revenues have occurred predominantly in the third month of each fiscal quarter. The Company believes that this is due in some part to the timing of the capital equipment budget procedures of its customers. The Company is not certain of the other reasons for the occurrence of a large portion of its sales in the third month of each fiscal quarter. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in the introduction or acceptance of new products, delays in orders for existing products in anticipation of new products, or delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating results to fall substantially short of anticipated levels. The Company's total revenues and results of operations could also be adversely affected by delays in achievement of planned cost reductions, cancellations of orders, interruptions or delays in supply of key components, failure of new products to meet specifications or performance expectations, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by the Company or its competitors, increased competition and reductions in average selling prices.

High Levels of Inventory and Accounts Receivable

         The concentration of customer orders in the third month of each quarter, together with relatively long manufacturing lead times and the Company's growth, have required the Company to maintain high levels of inventory in order to deliver products on a timely basis. The Company also maintains equipment in inventory to provide demonstration systems to customers or potential customers on a short-term loan basis or on a monthly rental basis. Due to the rapid rate of change in CLI's industry, a large inventory poses the risk of inventory obsolescence or delay in realization of manufacturing cost improvements, either of which could have an adverse effect on the Company's financial results. In addition, the Company's accounts receivable were $46.8 million, net at December 31, 1995. CLI expects accounts receivable and inventory balances to fluctuate in the future. Among other things, introduction of new products requires the purchase and accumulation of significant amounts of inventory prior to the realization of revenue from the new products. Accordingly, the Company has in place a number of ongoing and planned measures to manage both inventories and accounts receivable; however, there can be no assurance that the Company can maintain its level of asset utilization in the future. Any significant increases in accounts receivable and inventories would result in a significant use of cash. The Company continues to finance accounts receivable and inventories through public and private offerings of equity securities, sale and leaseback arrangements and bank credit lines. There can be no assurance that the Company will be able to reduce or maintain its inventory and accounts receivable levels in the future.

Product Development and Rapid Technological Change

         The videoconferencing market is characterized by rapid and significant change in technology and user needs, requiring substantial product development expenditures. These changes have resulted in frequent product introductions generally characterized by improved video and audio performance, added functionality and reduced prices. The Company's future success will depend to a large extent on its ability to maintain its competitive technological position and to continue to develop, on a cost effective and timely basis, technologically advanced products that meet changing user needs. There can be no assurance that the Company's product development efforts will be successful. In addition, customers may delay purchase decisions on existing products in anticipation of new products, which typically have higher initial manufacturing costs, higher initial component costs and lower initial overall gross margins than more mature products. The introduction of new products by the Company or its competitors may also pose the risk of inventory obsolescence.

Highly Competitive Industry

         Competition in the video communications markets is intense. In the videoconferencing market, the Company's primary competitors are PictureTel Corporation, General Plessey Telecommunications, British Telecom and VTEL Corporation, and the Company expects other competitors to enter the videoconferencing market. Some of these competitors have significantly greater technical and financial resources than the Company. In particular, the Company expects competition from Japanese manufacturers, including Mitsubishi Ltd., Nippon Electric Corporation, Sony Corporation, Hitachi Limited and Fujitsu Ltd. If the Company cannot continue to offer new videoconferencing products with improved performance and reduced cost, its competitive position will erode. Moreover, competitive price reductions may adversely affect the Company's results of operations.

Reliance on Key Personnel

         The success of the Company depends to a large extent on a small number of key senior technical and managerial personnel, the loss of one or more of whom could have a material adverse effect on the business of the Company. Typically these individuals do not have employment contracts with the Company. The Company believes that its future success will depend in part on its ability to continue to attract, retain and motivate additional highly skilled personnel, who are in great demand.

Volatility of Stock Price

         The Company's Common Stock has historically been subject to substantial price volatility, particularly as a result of announcements of new products by the Company or its competitors, quarter-to-quarter variations in the financial results of the Company or its competitors and changes in earnings estimates by industry analysts. In addition, the stock market has experienced, and continues to experience, price and volume fluctuations which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Stock.

ITEM 2.       PROPERTIES

         The Company currently occupies 243,100 square feet of office and manufacturing space in a modern industrial park in San Jose, California under three leases, one for 74,000 square feet which expires in September 1997, another for 142,700 square feet which expires in December 2001, and a third lease for a warehouse facility measuring 26,400 square feet which expires in June 1997. The Company has an option to extend these leases for periods of between two years and five years beyond the specified term. The Company also leases sales offices in various locations on a short-term basis. These leases are for periods of up to ten years. The Company believes that its facilities are suitable for its videoconferencing and broadcast and cable divisions, but may be too large if the broadcast division is sold and relocated. The Company also believes it can locate and occupy additional facilities as they are needed.

ITEM 3.       LEGAL PROCEEDINGS

CIT GROUP/OSUERF

         On August 24, 1993, the Company filed a complaint against Oklahoma State University Education and Research Fund, Inc. (OSUERF) in United States District Court claiming that OSUERF breached an exclusive subcontract for the Company to provide equipment to OSUERF under OSUERF's prime contract with the United States Army, TRADOC Division. On November 18, 1993, the Company amended the complaint to add Federal Leasing, Inc. (FLI) as a defendant. On February 4, 1994, the CIT Group/Equipment Financing Inc. (CIT), as an assignee of FLI's rights under the Financing Agreement, filed a complaint against the Company in United States District Court claiming indemnification from the Company. The Company responded to CIT's complaint by denying the material charging allegations and stating certain affirmative defenses. The OSUERF and CIT actions have been consolidated. On April 21, 1995, CIT and FLI separately moved for summary judgment against the Company seeking damages in the amount of $2 million. The Company opposed the respective motions. By order dated October 11, 1995 the court denied the summary judgment motions of CIT and FLI, respectively.

         By order dated December 20, 1995, the consolidated actions were reassigned to the Honorable Charles A. Legge. A case management conference was held before Judge Legge on January 19, 1996, at which time the matter was set for jury trial to being November 4, 1996. Discovery will close June 30, 1996.

         The Company will vigorously defend the claims stated against it by CIT, and believes that it has meritorious defenses. However, there can be no assurance that the Company will prevail or obtain indemnity for any recovery from OSUERF. If any of CIT's claims were to be decided adversely to the Company, the Company would be liable to pay monetary damages to CIT. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

SOUTHWESTERN BELL TELEPHONE COMPANY

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

         On September 6, 1995, CLI filed its notice of appeal of the Superior Court's order granting SWBT's motion to quash service of summons for lack of personal jurisdiction. The appeal has now been fully briefed and the parties are awaiting an order from the Court of Appeal setting oral argument. Pending the outcome of the appeal, CLI and SWBT have stipulated that the Oklahoma federal court action will be placed in administrative closure. An order placing the matter in administrative closure was entered on October 20, 1995.

DATAPOINT CORPORATION

         In a complaint filed December 20, 1993, in the United States District Court in Dallas, Texas, Datapoint Corporation (Datapoint) alleged that the Company had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. On September 27, 1995, the Company filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint can assert that the Company is infringing the patents in suit or whether Datapoint's patents are invalid in light of the prior art. Briefing on the motion is complete and the motion is under submission to a special master to prepare a report to the District Court concerning the motion.

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

JABIL CIRCUITS, INC.

         To fulfill a purchase order from Philips Consumer Electronics Company (Philips) for the supply of certain decoder units, the Company placed a purchase order with Jabil Circuits, Inc. (Jabil) for the procurement of the component parts and the manufacture of the units. Due to the cancellation of the Philips purchase order, the Company has canceled its purchase order with Jabil. By letter dated January 11, 1996, Jabil demanded that the Company issue a purchase order for approximately $6.5 million for the components which are outside the cancellation and reschedule windows. The Company has initiated and is engaged in negotiations with Philips and Jabil regarding the disposition of the component inventory and responsibility for cost of inventory that cannot be disposed of by Jabil. A resolution of the inventory issue has been reached as between Jabil and Philips. CLI has made a claim against Philips for damages associated with the Jabil inventory. Philips has not responded to CLI's claim letter. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

PHILIPS CONSUMER ELECTRONICS COMPANY

         The Company entered into a Joint Development and Marketing Agreement
(JDMA) with Philips dated January 12, 1994, for the supply of certain decoder units discussed in the Jabil matter above. By amendment to the JDMA on May 24, 1995, Philips agreed to pay the Company $2.6 million for all intellectual property jointly developed under the JDMA. In a related license agreement of May 12, 1995, the Company agreed to pay Philips $5.6 million for a license under background patents and other intellectual property. Philips owes the Company $1.3 million under the amendment, $0.9 million of which was due December 29, 1995. The Company owes Philips $3.3 million under the license agreement, $2.1 million of which was due December 29, 1995. The Company believes that Philips has failed to make certain technology disclosures required under the license agreement. The Company has initiated and is engaged in negotiations with Philips regarding disposition of rights and monies owed under the amendment and license agreement. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

CORPORATE COMPUTER SERVICES, INC.

         By letter dated October 23, 1995, Corporate Computer Services, Inc.
(CCS), through its counsel, has asserted that the Company is using proprietary technology of CCS without a license and is willfully misappropriating CCS' copyrights. The Company, in a letter from its counsel dated November 6, 1995, vigorously refuted CCS' assertions. The Company also tendered a payment with respect to past due royalties plus interest pursuant to the terms of the MUSICAM License Agreement with CCS. The Company and CCS are now in the process of exploring the possibility of a future license arrangement. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

MUELLER/SHIELDS

         On or about March 15, 1996, a complaint was filed against the Company by Mueller/Shields OME in Superior Court of Orange County, California alleging breach of a marketing research contract. In the action entitled Mueller/Shields OME v. Compression Labs, Inc., Case No. 761079, Mueller/Shields seeks $682,425 in compensatory damages, plus attorneys' fees provided by contract. Since the filing of its complaint, Mueller/Shields has served notice of its application for a writ of attachment and has scheduled a hearing for its application on April 26, 1996. The Company and Mueller/Shields have been discussing a possible resolution. Those negotiations continue. The Company's response to the complaint is due April 17, 1996 and its opposition to the application for writ of attachment is due April 19, 1996. If any of Mueller/Shields' claims were to be decided adversely to the Company, the Company would be liable to pay monetary damages to Mueller/Shields. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial position.

GENERAL

         In the normal course of business, the Company receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse affect on the Company's consolidated financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

         The information required by this item is incorporated by reference to page 23 of Registrant's Annual Report to security holders to be furnished to the Commission pursuant to Rule 14a-3(b) in connection with the 1996 Annual Meeting which is attached hereto as Exhibit 13.1 (the "Annual Report").

ITEM 6.       SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 5 of the Annual Report, which is attached hereto as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 7 through 9 of the Annual Report attached hereto as Exhibit 13.1.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, including the notes thereto and quarterly information (unaudited) are incorporated herein by reference to page 6, and pages 10 through 22 of the Annual Report attached hereto as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Nomination and Election of Directors" and "Management" appearing on pages 2 through 5 in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission are incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing on pages 19 through 24 in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Officers, Directors and Principal Stockholders" appearing on pages 17 through 18 in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

         The following documents are filed as a part of this Report:

                          Index to Financial Statements

         (a)(1). The following consolidated financial statements of Compression Labs, Incorporated are included pursuant to Item 8:

                                                                                           Page in Form 10-K
                                                                                           -----------------
         Consolidated Statements of Operations for each of the years in the three-year
         period ended December 31, 1995............................................                *

         Consolidated Balance Sheets as of December 31, 1995 and 1994 .............                *

         Consolidated Statements of Stockholders' Equity for each of the years
         in the three-year period ended December 31, 1995 .........................                *

         Consolidated Statements of Cash Flows for each of the years in the
         three-year period ended December 31, 1995 ................................                *

         Notes to Consolidated Financial Statements ...............................                *

         Independent Auditor's Report..............................................                *

         *These items have been incorporated by reference as indicated under
          Item 8 of this Report.

                     Index to Financial Statement Schedules

         (a)(2). The following financial statement schedules of Compression Labs, Incorporated for each of the years in the three-year period ended December 31, 1995 are included pursuant to Item 8:

                                                                                     Page in Form 10-K
                                                                                     -----------------
         Independent Auditors' Report on Schedule ..............................             S-1
         Schedule II   Valuation and Qualifying Accounts .......................             S-2

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

         (a)(3).  Exhibits

Exhibit
Number     Description
- ------     -----------

  3.1      Restated Certificate of Incorporation of Registrant, as amended.  (1)

  3.2      Bylaws, as amended. (2)

  4.1      Warrant, dated as of December 19, 1989, between the Company and PaineWebber R&D Partners, II,
           L.P. (3)

  4.2      Amendment No. 1 to Warrant, dated as of October 16, 1992, between the Company and PaineWebber
           R&D Partners II, L.P. (3)

  4.3      Form of Warrant Certificate. (3)

  4.4      Form of Common Stock Certificate. (3)

  10.1     1980 Stock Option Plan, as amended (the ISO Plan). (21)

  10.2     Revised forms of Incentive Stock Option and Early Exercise Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan. (4)

  10.3     1984 Employee Stock Purchase Plan, as amended (the 1984 Purchase Plan). (21)

  10.4     Form of Offering and Participation and Payroll Deduction Agreement used in connection with the purchase of Common Stock under the 1984 Purchase Plan. (4)

  10.5     1984 Supplemental Stock Option Plan, as amended (the Supplemental Plan). (21)

  10.6     Forms of Supplemental Stock Option Plan and Early Exercise Stock Purchase agreement used in connection with the issuance and exercise of options under the Supplemental Plan. (5)

  10.7     Individual Stock Option grant covering the option granted to Arthur G. Anderson on December 21,
           1984. (4)

  10.8     Lease Agreement, dated as of January 16, 1987, covering the Company's principal executive offices and manufacturing facility. (2)

  10.9     Sublease Agreement, dated December 6, 1990, covering the Company's additional principal executive offices. (6)

  10.10    Letter Agreement, dated January 27, 1992, with Bank of the West, covering line of credit and equipment lease line. (7)

  10.11    Perquisite Plan. (8)

  10.12    Commitment letters from United States Portfolio Leasing, Inc. (USPL) and General Electric Capital
           Corporation (GECC) dated September 12, 1989 and September 29, 1989, respectively. (9)

  10.13    Program Agreement dated as of December 19, 1989 between CLI and PaineWebber R&D Partners II,
           L.P. (10)*

- ------------------------

*  Confidential treatment requested for portions of this agreement.

  10.14    Purchase Agreement dated as of December 19, 1989 between CLI and PaineWebber R&D Partners II,
           L.P. (10)*

  10.15    Joint Development Agreement dated as of April 13, 1991, between Compression Labs, Incorporated and Integrated Information Technology. (11)*

  10.16    Amended and Restated 1992 Non-Employee Directors' Stock Option Plan (the Directors' Plan) and Form
           of Grant used in connection therewith. (21)

  10.17    Amendment No. 1 To Program Agreement between the Company and PaineWebber R&D Partners II,
           L.P., dated as of March 30, 1992. (12)*

  10.18    Amendment No. 1 To Joint Venture and Purchase Option Agreement between the Company and
           PaineWebber R&D Partners II, L.P., dated as of March 30, 1992. (12)*

  10.19    Amendment No. 1 To Development Agreement between the Company and PaineWebber R&D Partners
           II, L.P., dated as of March 30, 1992. (12)*

  10.20    Amendment No. 2 To Program Agreement between the Company and PaineWebber R&D Partners II,
           L.P., dated as of October 16, 1992. (12)*

  10.21    Amendment No. 2 to Development Agreement between the Company and PaineWebber R&D Partners
           II, L.P., dated as of October 16, 1992. (12)*

  10.22    First Amendment to Loan and Security Agreement, entered into as of January 1, 1992, by and between
           Compression Labs, Incorporated and Bank of the West. (12)

  10.23    Second Amendment to Loan and Security Agreement, entered into as of May 1, 1992, by and between
           Compression Labs, Incorporated and Bank of the West. (12)

  10.24    Third Amendment to Loan and Security Agreement, entered into as of October 1, 1992, by and between Compression Labs, Incorporated and Bank of the West. (12)

  10.25    Letter Agreement, dated October 26, 1992, with Bank of the West, covering net investable balances in its deposit accounts. (12)

  10.26    Lease Agreement, dated March 31, 1992, between MLH Income Realty Partnership III, Lessor, and
           Compression Labs, Incorporated, Lessee, covering the Company's principal manufacturing facility. (12)

  10.27    Convertible Preferred Stock Purchase Agreement by and between Compression Labs, Incorporated and
           Thomson Consumer Electronics S.A., dated January 29, 1993. (13)

  10.28    Strategic Cooperation Agreement, by and between Compression Labs, Incorporated and Thomson
           Consumer Electronics S.A., dated January 29, 1993. (13)

  10.29    Amended and Restated Rights Agreement by and between Compression Labs, Incorporated and The
           First National Bank of Boston, dated January 29, 1993. (13)

  10.30    Fourth Amendment to Loan and Security Agreement, entered into as of March 25, 1993, by and between Compression Labs, Incorporated and Bank of the West. (14)

  10.31    Fifth Amendment to Loan and Security Agreement, entered into as of April 30, 1993, by and between
           Compression Labs, Incorporated and Bank of the West. (14)

  10.32    Letter of Commitment entered into as of August 13, 1993, by and between Compression Labs,
           Incorporated and Bank of the West. (15)

- -------------------------
*  Confidential treatment requested for portions of this agreement.

  10.33    Sixth Amendment and Special Facilities Rider to Loan and Security Agreement, entered into as of
           September 28, 1993, by and between Compression Labs, Incorporated and Bank of the West. (16)

  10.34    Investment Agreement by and between Compression Labs, Incorporated and Fletcher Capital Markets,
           Inc., dated October 20, 1993. (17)

  10.35    Common Stock Purchase Agreement by and between Compression Labs, Incorporated and Intel
           Corporation, dated May 5, 1994. (19)

  10.36    Credit Agreement entered into as of June 30, 1994, by and between Compression Labs, Incorporated and Bank of America National Trust and Savings Association. (20)

  10.37    First Amendment to Lease, dated December 14, 1994, between MLH Income Realty Partnership III,
           Lessor, and Compression Labs, Incorporated, Lessee, covering the Company's principal manufacturing facility. (22)

  10.38    Waiver and First Amendment to Credit Agreement, entered into as of November 23, 1994, by and between Compression Labs, Incorporated and Bank of America National Trust and Savings
           Association. (22)

  10.39    Second Amendment to Credit Agreement and Partial Release of Collateral, entered into as of May 12,
           1995, by and between Compression Labs, Incorporated and Bank of America National Trust and
           Savings Association. (23)

  10.40    Waiver and Third Amendment to Credit Agreement, entered into as of May 12, 1995, by and between
           Compression Labs, Incorporated and Bank of America National Trust and Savings Association. (23)

  10.41    Fourth Amendment to Credit Agreement, entered into as of June
           23, 1995, by and between Compression Labs, Incorporated and
           Bank of America National Trust and Savings Association. (25)

  10.42    Investment Agreement by and between Compression Labs, Incorporated and Fletcher Asset
           Management, Inc., dated as of June 16, 1995. (21)

  10.43    Loan and Security Agreement, entered into as of August 21, 1995, by and between Compression Labs,
           Incorporated and BankAmerica Business Credit, Inc. (24)

  10.44    Consulting and Separation Agreement with John E. Tyson dated February 16, 1996.

  10.45    Consulting and Separation Agreement with Robert Silver dated November 29, 1995.

  10.46    Waiver and First Amendment to Credit Agreement, entered into as of April 11, 1996, by and between Compression Labs,
           Incorporated and BankAmerica Business Credit, Inc.

  13.1     Registrant's Annual Report to Stockholders for the year ended December 31, 1995, pages 5 through 23.

  21.1     Subsidiaries of the Company. (8)

  23.1     Consent of Independent Auditors.

  24.1     Power of Attorney.  Reference is made to Page 23.

  27.1     Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the
           Year Ending December 31, 1995.

- -------------------------
(1) Filed as an exhibit to a Registration Statement on Form S-8 filed on November 29, 1989 (Registration No. 33-32366) and incorporated herein by reference.

(2) Filed as an exhibit to an Annual Report on Form 10-K filed on April 14, 1988 (Commission File No. 0-13218) and incorporated herein by reference.

(3) Filed as an exhibit to a Registration Statement on Form S-3 filed on April 5, 1993 and incorporated herein by reference.

(4) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended March 29, 1985 (Commission File No. 0-13218) and incorporated herein by reference.

(5) Filed as an exhibit to a Registration Statement on Form S-8 filed On March 5, 1985 (Registration No. 2-96228) and incorporated herein by reference.

(6) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1990 (Commission File No. 0-13218) and incorporated herein by reference.

(7) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1991 (Commission File No. 0-13218) and incorporated herein by reference.

(8) Filed as an exhibit to a Registration Statement on Form S-1 filed on July 10, 1986 (Registration No. 33-7128) or Amendment No. 1 to such Registration Statement filed on July 24, 1986 and incorporated herein by reference.

(9) Filed as an exhibit to a Quarterly Report on Form 10-Q filed on November 10, 1989 (Commission File No. 0-13218) and incorporated herein by reference.

(10) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1989 (Commission File No. 0-13218) and incorporated herein by reference.

(11) Filed as an exhibit to a Quarterly Report on Form 10-Q filed on May 15, 1991 (Commission File No. 0-13218) and incorporated herein by reference.

(12) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1992 (Commission File No. 0-13218) and incorporated herein by reference.

(13) Filed as an exhibit to a Current Report on Form 8-K filed February 1, 1993 (Commission File No. 0-13218) and incorporated herein by reference.

(14) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended March 31, 1993 (Commission File No. 0-13218) and incorporated herein by reference.

(15) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended June 30, 1993 (Commission File No. 0-13218) and incorporated herein by reference.

(16) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended September 30, 1993 (Commission File No. 0-13218) and incorporated herein by reference.

(17) Filed as an exhibit to a report on Form 8-K dated October 20, 1993 (Commission File No. 0-13218) and incorporated herein by reference.

(18)     Management contract or compensatory plan or arrangement.

(19) Filed as an exhibit to a report on Form 8-K dated May 5, 1994 (Commission File No. 0-13218) and incorporated herein by reference.

(20) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended June 30, 1994 (Commission File No. 0-13218) and incorporated herein by reference.

(21)     Filed as an exhibit to previous filing (Commission File No. 0-13218).

(22) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1994 (Commission File No. 0-13218) and incorporated herein by reference.

(23) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended March 30, 1995 (Commission File No. 0-13218) and incorporated herein by reference.


(24) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 0-13218) and incorporated herein by reference.

(25) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended June 30, 1995 (Commission File No. 0-13218) and incorporated herein by reference.

         (b) Reports on Form 8-K

         Current Report on Form 8-K  -  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMPRESSION LABS, INCORPORATED



                                  BY  /s/ Michael E. Seifert
                                      -----------------------------------------
                                      Michael E. Seifert
                                      Vice President, Finance and Chief
                                        Accounting Officer

April 15, 1996

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Gary Trimm and Michael E. Seifert, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                        Title                                    Date
          ---------                                        -----                                    ----


/s/ T. Gary Trimm                           President and Chief Executive Officer               April 15, 1996
- -----------------------------               (Principal Executive Officer)
T. Gary Trimm


/s/ Michael E. Seifert                      Vice President, Finance and                         April 15, 1996
- -----------------------------               Chief Accounting Officer,
Michael E. Seifert                          (Principal Accounting Officer)


/a/ Arthur G. Anderson                      Chairman of the Board                               April 15, 1996
- -----------------------------
Arthur G. Anderson

/s/ Robert J. Casale                        Director                                            April 15, 1996
- -----------------------------
Robert J. Casale

/s/ Robert B. Liepold                       Director                                            April 15, 1996
- -----------------------------
Robert B. Liepold

/s/ David A. Wegmann                        Director                                            April 15, 1996
- -----------------------------
David A. Wegmann

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Compression Labs, Incorporated:

Under date of March 13, 1996, we reported on the consolidated balance sheets of Compression Labs, Incorporated as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 1995 annual report on Form 10-K of Compression Labs, Incorporated. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed under item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

San Jose, California
March 13, 1996

                                   SCHEDULE II

                         COMPRESSION LABS, INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                  Balance at      Additions
                                                   Begin-        Charged to                            Balance
                                                   ning of        Costs and                           at End of
                                                   Period         Expenses         Deductions          Period
                                                   ----------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:
     Deducted from asset accounts -
         Allowance for doubtful accounts           $1,992         $11,349         $ (3,313) (1)        $ 10,028

     Product warranty liability                    $  881         $ 2,487         $ (2,793) (2)        $    575

     Product upgrades                              $   97         $    60         $    (97) (3)        $     60

- ---------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:
     Deducted from asset accounts -
         Allowance for doubtful accounts           $1,358         $   841         $   (207) (1)        $  1,992

     Product warranty liability                    $  880         $ 2,696         $ (2,695) (2)        $    881

     Product upgrades                              $  333         $   324         $   (560) (3)        $     97

- ---------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1993:
     Deducted from asset accounts -
         Allowance for doubtful accounts           $1,018         $   387         $    (47) (1)        $  1,358

     Product warranty liability                    $  570         $ 1,598         $ (1,288) (2)        $    880

     Product upgrades                              $1,335         $    --         $ (1,002) (3)        $    333

- ---------------------------------------------------------------------------------------------------------------

(1)  Uncollectable accounts written off during the year.
(2)  Costs incurred for warranty repairs during the year.
(3) Charges incurred for options and additional software features owed to customers.