Form 10-K/A
COMPRESSION LABS INC
filed 1996-05-20
CIK 319085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ------------------------------ TO
     ------------------------------

                         COMMISSION FILE NUMBER 0-13218
                            ------------------------

                         COMPRESSION LABS, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-2390960
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
            2860 JUNCTION AVENUE,                                 95134
             SAN JOSE, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code:  (408) 435-3000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The approximate aggregate market value of the Common stock held by non-affiliates of the Registrant, based upon the closing bid price of the Common Stock reported on the Nasdaq National Market was $57,367,382 as of April 4, 1996.

     The number of outstanding shares of the registrant's Common Stock as of April 4, 1996 was 15,500,396.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 10 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996 is amended and restated in its entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      NOMINATION AND ELECTION OF DIRECTORS

     The Company's Restated Certificate of Incorporation provides that the Board of Directors is divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Each director serves for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which the director is elected, or until his earlier death, resignation or removal. In the event of a vacancy on the Board of Directors, unless the Board of Directors otherwise determines, the Restated Certificate of Incorporation permits the remaining members of the Board of Directors or the holders of a majority of the outstanding shares of the Company entitled to vote on the election of directors to fill such vacancy, and the director so chosen shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified, or until his earlier death, resignation or removal.

     The Board of Directors is presently comprised of five members. Robert J. Casale and T. Gary Trimm are the two directors in the class whose term of office expires in 1996.

     Mr. Casale and Mr. Trimm are the two nominees for election to the class of directors to be elected at the Annual Meeting. Each is currently a director of the Company. Mr. Casale was previously elected by the stockholders, and Mr. Trimm was elected by the Board of Directors to fill the vacancy left by John E. Tyson, who resigned as President, Chief Executive Officer and Chairman of the Board effective February 1996. Dr. Arthur G. Anderson was elected Chairman of the Board effective February 1996. If elected at the Annual Meeting, each nominee would serve until the 1999 annual meeting and until his successor is elected and qualified, or until his death, resignation or removal.

     Directors are elected by a plurality of the votes present in person or represented by proxy and entitled to vote at the meeting. It is the intention of the persons named in the enclosed proxy, unless authorization to do so is withheld, to vote the proxies received by them for the election of the nominees named below. If prior to the Annual Meeting either of the nominees should become unavailable for election, an event which is not now anticipated by the Board of Directors, the proxies will be voted for the election of such substitute nominees as the Board of Directors may propose. Each person nominated for election has agreed to serve if elected and management has no reason to believe that such nominees will be unable to serve.

     Set forth below is biographical information for the persons nominated and each person whose term of office as a director will continue after the Annual Meeting.

                                                                            DIRECTOR
                                 NAME                               AGE      SINCE       CLASS
    --------------------------------------------------------------  ---     --------     -----
    Dr. Arthur G. Anderson(1)(2)..................................  69        1984       III
    Robert J. Casale(1)(2)........................................  57        1986        II
    Robert B. Liepold(1)(2).......................................  70        1988       III
    T. Gary Trimm.................................................  48        1996        II
    David A. Wegmann(1)(2)........................................  49        1981        I

---------------

(1) Member of the Audit Committee. Mr. Liepold was elected to the Audit Committee in February 1996.

(2) Member of the Compensation Committee. Mr. Wegmann was elected to the Compensation Committee in February 1996.

NOMINEES FOR ELECTION FOR A THREE-YEAR TERM EXPIRING AT THE 1999 ANNUAL MEETING -- CLASS II DIRECTORS

ROBERT J. CASALE

     Mr. Casale has served as a member of the Board of Directors since October 1986. He is currently Group President of the Brokerage Information Services Group of Automatic Data Processing, Inc., a provider of computer and data processing services. From 1986 to 1987 he served as Managing Director for the Mergers and Acquisitions Division of Kidder Peabody & Co., Incorporated, a securities brokerage and investment banking firm. Mr. Casale is also a director of Provident Mutual Life Insurance Co., Tricord Systems, Inc., and Quantum Corporation.

T. GARY TRIMM

     Mr. Trimm has been President, Chief Executive Officer and a member of the Board of Directors since February 1996 and Principal Financial Officer since April 1996. From February 1995 to February 1996, he was Senior Vice President and President, Broadcast Products Group of the Company. From March 1994 to February 1995, he was President of the North American Division of Scientific-Atlanta, Inc. ("S-A"), which supplies advanced analog and digital video systems to the cable and telephone industry. From January 1990 to March 1994, he held the position of President of the Subscriber Systems Division at S-A, where he had general management responsibility for S-A's analog and digital settop business. From April 1988 to March 1990, Mr. Trimm held other senior management positions at S-A, including President of the Spectral Dynamics Division.

                    THE BOARD OF DIRECTORS RECOMMENDS A VOTE
                        IN FAVOR OF THE NAMED NOMINEES.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 1997 ANNUAL MEETING -- CLASS III DIRECTORS

Dr. ARTHUR G. ANDERSON

     Dr. Anderson has served as a member of the Board of Directors of the Company since August 1984 and is currently serving as Chairman of the Board. He is a consultant on science and engineering management and a member of the National Academy of Engineering. Dr. Anderson held various positions with International Business Machines Corporation ("IBM") from 1951 to June 1984, including IBM Director of Research, General Products Division President, Group Executive and IBM Vice President. He retired from IBM in June 1984.

ROBERT B. LIEPOLD

     Mr. Liepold has served as a member of the Board of Directors of the Company since May 1988. Since 1984, he has served as President of Robert B. Liepold, Inc., an advisor to senior corporate management for strategic planning, marketing and organization.

DIRECTOR CONTINUING IN OFFICE UNTIL THE 1998 ANNUAL MEETING -- CLASS I DIRECTOR

DAVID A. WEGMANN

     Mr. Wegmann has served as a member of the Board of Directors of the Company since May 1981. He has been a private investor since 1988. Prior to that, he was a Vice President of Citicorp Venture Capital Ltd. Mr. Wegmann is also a director of MMI Medical, Inc. and Plantronics, Inc.

BOARD COMMITTEES AND MEETINGS

     During the year ended December 31, 1995, the Board of Directors held nine meetings. The Board has standing Audit and Compensation Committees. The Board has no standing nominating committee or any committee performing the functions of such committee.

     The Audit Committee recommends the engagement of the Company's independent auditors, reviews and approves services performed by such auditors, reviews and evaluates the Company's accounting system and its system of internal controls and performs other related duties delegated to such committee by the Board. During 1995, the Audit Committee consisted of three non-employee directors: Dr. Anderson and Messrs. Casale and Wegmann. The Audit Committee met two times during fiscal year 1995.

     The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. During 1995, the Compensation Committee consisted of three non-employee directors: Dr. Anderson and Messrs. Casale and Liepold. The Compensation Committee met nine times during fiscal year 1995.

     During the year ended December 31, 1995, each director attended at least 75% of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

                                   MANAGEMENT

     Set forth below is information regarding executive officers who are not also directors.

               NAME                  AGE                      POSITION
-----------------------------------  ---     ------------------------------------------
Dr. Wen H. Chen....................  57      Senior Vice President, Research and Chief
                                             Scientist
Ted S. Augustine...................  55      Vice President, Worldwide Sales,
                                             Videoconferencing Products
James D. Lakin.....................  52      Vice President, Sales and Marketing,
                                             Broadcast Products
Anthony Pilarinos..................  45      Vice President, Engineering,
                                             Videoconferencing Products
Steven E. Richardson...............  44      Vice President, Marketing,
                                             Videoconferencing Products
Paul P. Romeo......................  47      Vice President, Operations,
                                             Videoconferencing Products
Michael E. Seifert.................  37      Vice President, Finance and Chief
                                             Accounting Officer

     Dr. Chen has been Senior Vice President, Research and Chief Scientist of the Company since September 1989.

     Mr. Augustine has been Vice President, Worldwide Sales, Videoconferencing Products of the Company since December 1993. From January 1987 to December 1993 he was Vice President, North American Sales, Videoconferencing Products.

     Mr. Lakin has been Vice President, Sales and Marketing, Broadcast Products of the Company since September 1991. From March 1991 to September 1991, he was the Company's Eastern Region Sales Director for Business Television.

     Mr. Pilarinos has been Vice President, Engineering, Videoconferencing Products of the Company since August 1993. Prior to joining the Company, from 1974 to 1993, he held various positions in the Engineering,

Marketing and Manufacturing Departments at Hewlett-Packard Co., most recently as Research and Development Manager, Workstation Graphics and Multimedia Technology Lab since 1989.

     Mr. Richardson has been Vice President, Marketing, Videoconferencing Products of the Company since March 1996 and was Vice President, Product Marketing of the Company from June 1993 until March 1996. Mr. Richardson joined the Company in December 1987, serving as Director, Technical Marketing from December 1987 to February 1992 and as Executive Director, Technical Marketing, Videoconferencing Products from February 1992 to June 1993.

     Mr. Romeo has been Vice President, Operations, Videoconferencing Products of the Company since September 1991. From January 1989 until September 1991, he was the Company's Executive Director of Manufacturing.

     Mr. Seifert has been Vice President, Finance and Chief Accounting Officer of the Company since April 1996. From October 1993 until April 1996, he was the Company's Corporate Controller. Prior to joining the Company, from September 1990 to October 1993, he was Corporate Controller of Sierra Semiconductor Corporation. Mr. Seifert is a licensed Certified Public Accountant in the state of California.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF SECTION 16(A)

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and certain written representations that no other reports were required, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one report, covering one transaction, was filed late by Mr. Silver.

Item 11 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996 is amended and restated in its entirety as follows:

ITEM 11:  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The Company pays non-management members of the Board of Directors fees consisting of $5,000 annually plus $750 for each Board of Directors meeting and for each Audit and Compensation Committee meeting attended. In addition; in 1996, the Board of Directors established an Executive Committee consisting of Dr. Anderson and Messrs. Liepold, Trimm and Wegmann. Directors will receive $750 for each Executive Committee meeting attended. Directors are also eligible for reimbursement in accordance with Company policy for their expenses incurred in connection with attending meetings of the Board of Directors and the Audit and Compensation Committees.

     Each Non-Employee Director (a person that is elected as a director of the Company or an affiliate of the Company and who is not otherwise employed by the Company or an affiliate of the Company) of the Company also receives stock option grants under the Directors' Plan. Only Non-Employee Directors of the Company or an affiliate of the Company (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

     Pursuant to the Directors' Plan, an option to purchase 4,500 shares of the Company's Common Stock, representing a pro rata allocation of the shares then available for grant under the Directors' Plan, at an exercise price of $9.75 per share was granted in May 1995 to each of Dr. Anderson and Messrs. Casale, Liepold and Wegmann.

     For a description of the Directors' Plan, see "APPROVAL OF AMENDMENT TO THE 1992 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN."

COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows for the fiscal years ending December 31, 1995, 1994 and 1993, compensation paid by the Company, including salary, bonuses, stock options, and certain other compensation, to its Chief Executive Officer and each of its four other most highly compensated executive officers at December 31, 1995, and one former executive officer who departed from the Company during fiscal year 1995 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                            ANNUAL COMPENSATION         ------------
                                         --------------------------      SECURITIES
                                                       BONUS AND         UNDERLYING         ALL OTHER
                                         SALARY      COMMISSIONS(1)      OPTIONS(2)      COMPENSATION(3)
 NAME AND PRINCIPAL POSITION    YEAR       ($)            ($)               (#)                ($)
------------------------------  ----     -------     --------------     ------------     ---------------
T. Gary Trimm.................  1995     201,924         150,000           250,000                --
  President, Chief Executive    1994          --              --                --                --
  Officer and Director(4)       1993          --              --                --                --
Dr. Wen H. Chen...............  1995     197,370              --            10,000             7,591
  Senior Vice President,        1994     198,775              --            15,000            11,387
  Research and Chief Scientist  1993     182,891              --            27,500            15,815
Ted S. Augustine..............  1995     156,000          29,796             7,000            12,000
  Vice President, Worldwide     1994     156,767          14,016             7,500                --
  Sales, Videoconferencing      1993     162,020              --            26,500                --
  Products
James D. Lakin................  1995     151,956          37,248            15,000                --
  Vice President, Sales and     1994     147,194          47,097             7,500                --
  Marketing, Broadcast          1993     134,781              --            10,000                --
  Products
John E. Tyson.................  1995     280,000              --            50,000            30,962
  Former President, Chief       1994     244,500              --            40,000            95,442
  Executive Officer and         1993     206,813              --            35,000                --
  Chairman of the Board(5)
Robert A. Silver..............  1995     150,000          52,618            25,000             1,498
  Former Vice President,        1994     100,962          10,000            50,000                --
  Marketing, Videoconferencing  1993          --              --                --                --
  Products(6)

---------------
(1) Amounts shown for 1995 consist of a bonus to Mr. Trimm of $150,000 and commissions to Messrs. Augustine, Lakin and Silver of $29,796, $37,248 and $52,618, respectively. Amounts shown for 1994 consist of a commission to Mr. Augustine of $14,016, a bonus of $25,000 and a commission of $22,097 to Mr. Lakin and a bonus of $10,000 to Mr. Silver.

(2) The Company has no stock appreciation rights (SARs).

(3) Amounts shown for 1995 consist of payments to Messrs. Chen, Augustine and Tyson of $7,591, $12,000 and $30,962, respectively, in lieu of accrued and unused paid time off. As of December 31, 1995, Mr. Silver was owed $1,498 in lieu of accrued and unused paid time off. Amounts shown for 1994 consist of payments to Messrs. Chen and Tyson of $11,387 and $95,442, respectively, in lieu of accrued and unused paid time off. Amount shown for 1993 consists of a payment to Mr. Chen of $15,815 in lieu of accrued and unused paid time off.

(4) Mr. Trimm joined the Company in February 1995 as President, Broadcast Products. Since February 1996, Mr. Trimm has been President, Chief Executive Officer and a member of the Board of Directors.

(5) Mr. Tyson resigned as President, Chief Executive Officer and Chairman of the Board in February 1996. Mr. Tyson has currently entered into a consulting relationship with the Company, at a rate that approximates Mr. Tyson's 1995 base annual salary, that will continue through February 1998. As part of the separation and consulting agreement, Mr. Tyson's stock options will continue to vest during the consulting period and will become fully vested in August 1996. In addition, the Company has agreed to permit Mr. Tyson to exercise his stock options, except for certain stock options granted in 1988 and 1989, no later than the end of their full ten-year term, or March 1, 2001, whichever occurs first.

(6) Mr. Silver resigned as Vice President, Marketing, Videoconferencing Products in December 1995. As part of a separation agreement entered into with the Company, Mr. Silver will continue to receive salary and benefits through May 1996.

                       STOCK OPTION GRANTS AND EXERCISES

     The following tables show for the fiscal year ended December 31, 1995 certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:

                             OPTION GRANTS IN 1995

                                                                                      POTENTIAL REALIZABLE
                                            INDIVIDUAL GRANTS                                 VALUE
                         -------------------------------------------------------     AT ASSUMED ANNUAL RATES
                         NUMBER OF          % OF                                               OF
                         SECURITIES        TOTAL                                           STOCK PRICE
                         UNDERLYING       OPTIONS                                         APPRECIATION
                          OPTIONS        GRANTED TO      EXERCISE                      FOR OPTION TERM(3)
                          GRANTED        EMPLOYEES        PRICE       EXPIRATION     -----------------------
         NAME              (#)(1)        IN 1995(2)       ($/SH)         DATE         5% ($)        10% ($)
-----------------------  ----------     ------------     --------     ----------     ---------     ---------
T. Gary Trimm..........    250,000           26.6%         7.250        02/15/05     1,139,872     2,888,658
Dr. Wen H. Chen........     10,000            1.1%         8.313        09/12/05        52,280       132,488
Ted S. Augustine.......      7,000             .8%         8.313        09/12/05        36,596        92,741
James D. Lakin.........     15,000            1.6%        10.250        07/25/05        96,693       245,038
John E. Tyson..........     50,000            5.3%        10.250        07/25/05       322,309       816,793
Robert A. Silver(4)....     25,000            2.7%         9.445        04/02/05       148,498       376,322

---------------
(1) Options generally vest in equal installments every six months over a four-year period beginning on the date six months after the date of grant. The options will fully vest upon a change of control, as defined in the Company's option plans, unless the acquiring company assumes the options or substitutes similar options. The Board of Directors may reprice the options under the terms of the Company's option plans.

(2) Based on options exercisable for 938,510 shares granted in 1995.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term.

(4) As of December 31, 1995, 21,875 of the 25,000 options granted to Mr. Silver in 1995 have lapsed due to his resignation. As of March 1, 1996, the remaining 3,125 options granted in 1995 were unexercised and have also lapsed.

    AGGREGATED OPTION EXERCISES IN 1995 AND DECEMBER 31, 1995 OPTION VALUES

                                                                         NUMBER OF
                                                                        SECURITIES            VALUE OF
                                                                        UNDERLYING          UNEXERCISED
                                                                        UNEXERCISED         IN-THE-MONEY
                                                                        OPTIONS AT           OPTIONS AT
                                     SHARES                            DECEMBER 31,         DECEMBER 31,
                                   ACQUIRED ON                            1995(#)             1995($)
                                    EXERCISE           VALUE           EXERCISABLE/         EXERCISABLE/
              NAME                     (#)         REALIZED($)(1)      UNEXERCISABLE      UNEXERCISABLE(2)
---------------------------------  -----------     --------------     ---------------     ----------------
T. Gary Trimm....................    -0 -                -0 -          78,571/171,429               0/0
Dr. Wen H. Chen..................    -0 -                -0 -          237,376/30,624          74,500/0
Ted S. Augustine.................    -0 -                -0 -          109,563/24,999           1,367/0
James D. Lakin...................   - 0 -                -0 -           73,438/24,062               0/0
John E. Tyson....................    -0 -                -0 -          274,000/90,000         178,750/0
Robert A. Silver(3)..............    -0 -                -0 -                21,875/0               0/0

---------------
(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Based on the closing price on December 29, 1995 of the Common Stock on the Nasdaq National Market of $6.25 per share.

(3) The number of securities underlying unexercised options at December 31, 1995 does not include 53,125 options that have lapsed due to Mr. Silver's resignation. As of March 1, 1996, the remaining 21,875 options were unexercised and have also lapsed.

Item 12 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996 is amended and restated in its entirety as follows:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF OFFICERS, DIRECTORS AND
                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the ownership of the Company's class of voting securities as of March 1, 1996 by (i) all those known by the Company to be beneficial owners of more than 5% of its voting securities, (ii) all directors and nominees, (iii) each of the persons identified in the compensation table below under the heading "Compensation of Executive Officers" and (iv) all officers and directors of the Company as a group.

                                                                BENEFICIAL        APPROXIMATE
                DIRECTORS, NOMINEES, OFFICERS,                 OWNERSHIP OF         PERCENT
                     AND 5% STOCKHOLDERS                      COMMON STOCK(1)     OF CLASS(1)
    ------------------------------------------------------    ---------------     -----------
    Entities Affiliated With..............................       1,767,100            11.4%
      Loomis, Sayles & Company, L.P.(2)
      One Financial Center
      Boston, MA 02111
    Thomson Consumer Electronics S.A.(3)..................         883,599             5.7%
      9, place de Vosges, La Defense 5
      Courbevoie, Cedex 66
      92050 Paris La Defense, France
    TCW Group, Inc.(4)....................................         839,300             5.4%
      865 South Figueroa Street
      Los Angeles, CA 90017
    Ted S. Augustine......................................         112,635               *
    Dr. Arthur G. Anderson(5).............................         104,450               *
    Robert J. Casale(5)...................................          86,250               *
    Dr. Wen H. Chen(5)....................................         242,367             1.5%
    James D. Lakin(5).....................................          75,313               *
    Robert B. Liepold(5)..................................          79,750               *
    Robert A. Silver......................................               0               *
    John E. Tyson(5)......................................         317,699             2.0%
    T. Gary Trimm(5)......................................         107,143               *
    David A. Wegmann(5)...................................          86,750               *
    All officers and directors as a group (14
      persons)(5).........................................       1,592,086             9.4%

---------------
 *  Less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 15,499,654 shares of Common Stock outstanding on March 1, 1996, adjusted as required by rules promulgated by the SEC.

(2) Loomis, Sayles & Company, L.P. ("Loomis Sayles") is an investment advisor registered under the Investment Advisers Act of 1940 and may be deemed to be the beneficial owner of the shares. Loomis Sayles shares investment authority of such shares and has sole voting authority with respect to 984,300 of such shares based on an amended Schedule 13G filing with the SEC containing share ownership information as of February 13, 1996.

(3) Based on an amended Schedule 13D filing with the SEC containing share ownership information as of March 2, 1994.

(4) Based on a Schedule 13G filing with the SEC containing share ownership information as of February 12, 1996.

(5) Includes shares that certain executive officers and directors of the Company have the right to acquire within 60 days after March 1, 1996 pursuant to exercise of outstanding options as follows: Ted S. Augustine, 110,438 shares; Dr. Arthur G. Anderson, 78,500 shares; Robert J. Casale, 84,750 shares; Dr. Wen H. Chen, 238,626 shares; James D. Lakin, 75,313 shares; Robert B. Liepold, 79,750 shares; Robert A. Silver, 0 shares; John E. Tyson, 280,250 shares; T. Gary Trimm, 107,143 shares; David A. Wegmann, 84,750 shares; and all executive officers and directors as a group, 1,502,184 shares.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPRESSION LABS, INCORPORATED

                                          By /s/  Michael E. Seifert

                                            ------------------------------------
                                            Michael E. Seifert
                                            Vice President, Finance and Chief
                                             Accounting Officer

May 17, 1996