Form 10-Q
COMPRESSION LABS INC
filed 1996-05-20
CIK 319085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  -------------

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1996 or

[ ] Transition report pursuant to Section or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


Commission file number  0-13218

                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              94-2390960
---------------------------------           ------------------------------------
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

                               Yes  X  No
                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Shares outstanding at May 16, 1996
-----                                         ----------------------------------
Common Stock                                             15,525,323

                         COMPRESSION LABS, INCORPORATED

                                      INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Condensed Consolidated Statements of Operations --
                           For the Three Months Ended March 31, 1996 and 1995......       1

                      Condensed Consolidated Balance Sheets --
                           March 31, 1996 and December 31, 1995....................       2

                      Condensed Consolidated Statements of Cash Flows --
                           For the Three Months Ended March 31, 1996 and 1995......       3

                      Notes to Condensed Consolidated Financial Statements --
                           March 31, 1996..........................................       4

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................       6


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings................................................       8

Item  6.          Exhibits and Reports on Form 8-K.................................      10


                  SIGNATURES.......................................................      11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       Three months ended March 31,
                                                       ----------------------------
                                                           1996          1995
                                                         --------      --------
REVENUES                                                 $ 20,021      $ 27,857
Cost of revenues                                           11,107        17,529
                                                         --------      --------
        GROSS MARGIN                                        8,914        10,328
OPERATING EXPENSES:
        Selling, general and administrative                11,457         9,428
        Research and development                            3,450         2,421
        Settlement of litigation                             --             897
                                                         --------      --------
                                                           14,907        12,746
                                                         --------      --------
              LOSS FROM OPERATIONS                         (5,993)       (2,418)
Interest income                                                13             6
Interest expense                                             (225)         (215)
                                                         --------      --------
        Net loss from continuing operations                (6,205)       (2,627)
        Net income from discontinued operations              --             535
                                                         --------      --------
NET LOSS                                                 $ (6,205)     $ (2,092)
                                                         ========      ========
NET INCOME (LOSS) PER SHARE:
        Net loss from continuing operations              $  (0.40)     $  (0.18)
        Net income from discontinued operations              --            0.04
                                                         --------      --------
NET LOSS PER SHARE                                       $  (0.40)     $  (0.14)
                                                         ========      ========
Weighted average common shares outstanding                 15,526        14,667
                                                         ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             March 31,     December 31,
                                                                               1996            1995
                                                                            (Unaudited)     (Audited)
                                                                            -----------    ------------
ASSETS
Current assets
       Cash and cash equivalents                                             $   3,196      $  12,638
       Accounts receivable, less allowance for doubtful accounts of
            $9,995 in 1996 and $10,028 in 1995                                  33,864         46,798
       Inventories                                                              24,759         22,821
       Other current assets                                                      1,334          1,096
                                                                             ---------      ---------
            Total current assets                                                63,153         83,353

PROPERTY AND EQUIPMENT
       Furniture and fixtures                                                    9,997          9,551
       Machinery and equipment                                                  26,926         25,802
       Equipment under capital leases                                            2,090          2,090
                                                                             ---------      ---------
                                                                                39,013         37,443
       Accumulated depreciation and amortization                               (21,894)       (20,171)
                                                                             ---------      ---------
                                                                                17,119         17,272
CAPITALIZED SOFTWARE, NET                                                        3,809          3,828
OTHER ASSETS                                                                       268            300
                                                                             ---------      ---------
            Total assets                                                     $  84,349      $ 104,753
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-term debt                                                       $   5,212      $  13,452
       Current portion of capital lease obligations                                291            506
       Accounts payable                                                         29,756         26,169
       Accrued liabilities                                                      13,190         21,689
       Deferred revenue                                                          5,571          6,278
                                                                             ---------      ---------
             Total current liabilities                                          54,020         68,094
                                                                             ---------      ---------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       804            985
STOCKHOLDERS' EQUITY
       Preferred stock -
            Undesignated preferred stock, $.001 par value; 4,000,000
            shares authorized, none issued and outstanding                        --             --
       Common stock -
            $.001 par value; 25,153,658 shares authorized; shares
            issued and outstanding: 15,525,323 in 1996 and 15,491,475 in
                1995                                                                16             15
       Additional paid-in capital                                              120,751        120,696
       Accumulated deficit                                                     (91,242)       (85,037)
                                                                             ---------      ---------
            Total stockholders' equity                                          29,525         35,674
                                                                             ---------      ---------
            Total liabilities and stockholders' equity                       $  84,349      $ 104,753
                                                                             =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                          1996          1995
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $ (6,205)     $ (2,092)
      Non-cash expenses included in operations-
           Depreciation and amortization                                   1,543         2,599
      Changes in certain assets and liabilities -
           Accounts receivable                                             7,571        (2,122)
           Inventories                                                    (2,849)          572
           Other current assets                                             (207)          213
           Accounts payable                                                3,587        (1,208)
           Accrued liabilities                                            (8,499)          140
           Deferred revenue                                                 (707)          138
           Discontinued operations                                         5,933        (1,597)
                                                                        --------      --------
               Net cash generated by (used in) operations                    167        (3,357)
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Property and equipment additions                                      (708)       (2,092)
      Increase in capitalized software                                      (353)       (1,767)
      (Increase) decrease in other assets                                     32          (124)
                                                                        --------      --------
               Net cash used in investing activities                      (1,029)       (3,983)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Sales of common stock, net                                              56           224
      Payments of capital lease obligations                                 (220)         (191)
      Collateralized borrowings                                             (157)        2,051
      (Payments) borrowings under line of credit agreements               (8,259)        2,649
                                                                        --------      --------
               Net cash generated by (used in) financing activities       (8,580)        4,733
                                                                        --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (9,442)       (2,607)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          12,638        11,319
                                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  3,196      $  8,712
                                                                        ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature and certain one-time charges that in the opinion of management are necessary to present fairly the financial position and results of operations of Compression Labs, Incorporated (the Company). Interim results of operations are not necessarily indicative of the results to be expected for the full year.

         The Company's interim fiscal quarters end on the Friday of the thirteenth week following the end of the previous quarter. Accordingly, the actual dates of the end of the first quarters of 1996 and 1995 were March 29 and March 31, respectively. The fiscal year end will remain as December 31. The comparability of the financial statements between years is not materially affected by this presentation.

         The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report to Stockholders.

2.       DISCONTINUED OPERATIONS

         During November 1995, the Company adopted a strategic plan to discontinue its broadcast products division. This division generally manufactures and sells broadcast video products to commercial end-users. The results for the division have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, and prior years' financial statements have been restated to reflect the discontinuation of the division.

         The Company is actively pursuing a number of alternatives and has held discussions with other companies regarding the possible sale of the broadcast products division. No definitive agreement has been reached, nor can there be any assurances that an agreement with terms acceptable to the Company will ultimately be reached. The components of net assets of discontinued operations included in the Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                     March 31,  December 31,
                                                        1996        1995
                 -----------------------------------------------------------
                 Accounts receivable, net             $ 9,566     $14,929
                 Inventories                            9,948      10,859
                 Property and equipment, net            4,484       4,174
                 Other assets                              69          38
                                                      -------     -------
                                                      $24,067     $30,000
                                                      =======     =======

         Revenues from the discontinued division were approximately $6,744,000 and $12,189,000 for the three months ended March 31, 1996 and 1995, respectively.

3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding. Common share equivalents have not been included in the net loss per share calculation because the effect would be anti-dilutive.

4.       UNBILLED RESEARCH AND DEVELOPMENT CONTRACT RECEIVABLES AND ADVANCES

         As of March 31, 1996, the Company had net unbilled receivables of $2,440,000 primarily relating to research and development contracts entered into with Thomson Consumer Electronics, Inc. and North American Philips Corporation. These receivables are generally billable either in quarterly installments or upon the delivery of specific items.

5.       INVENTORIES

         Inventories are summarized as follows (in thousands):

                                                                         March 31,   December 31,
                                                                           1996          1995
                 --------------------------------------------------------------------------------
                 Raw Material                                             $ 4,946      $ 2,189
                 Work-in-process                                            4,683        3,858
                 Finished products
                  - Products on hand                                       12,029       13,488
                  - Products under rental and loan agreements               3,101        3,286
                                                                          -------      -------
                                                                          $24,759      $22,821
                                                                          =======      =======

6.       CAPITALIZED SOFTWARE

         The Company capitalized approximately $353,000 of software development costs during the three months ended March 31, 1996. Amortization of capitalized software development costs and purchased software was $372,000 for the quarter ended March 31, 1996. At March 31, 1996, capitalized software, net of accumulated amortization, was $3,809,000 (including $19,000 of purchased software).

7.       BANK LINE OF CREDIT AND LONG-TERM DEBT

         The Company has $15,000,000 in a revolving credit facility with a bank that bears interest at the bank's prime rate (currently 8.25%) plus one and one-half percent, which expires on August 21, 1996. The line of credit agreement is secured by substantially all of the Company's assets. Under the agreement, the Company is required to meet certain financial covenants involving capital spending levels and debt ratio, and may not declare or make any cash or stock dividends. The Company was in compliance with these requirements as of March 31, 1996 or had obtained a waiver for non-compliance from the bank. At March 31, 1996, the balance outstanding under this line of credit was $4,536,000.

         In 1995, the Company entered into long-term loan agreements for $2,172,000 that bear interest rates from 10.76% to 11.48% over thirty-six and forty-eight months. These loans are secured by specific capital assets. At March 31, 1996, the balances outstanding under these loans were $1,440,000, of which $764,000 is included in long term debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 1995 under the caption "Business."

Unless noted otherwise, the following discussion pertains to the Company's continuing operations. Discussion of discontinued operations is contained in
Note 2 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

REVENUES

Revenues in the first quarter of 1996 were $20.0 million compared to $27.9 million in the first quarter of 1995, a decrease of 28%. This decrease in revenues was due primarily to a decrease in videoconferencing unit shipments. Codec shipments were 431 units in the first quarter of 1996 compared to 613 units in the first quarter of 1995.

International revenues decreased to $4.4 million, or 22% of revenues for the three months ended March 31, 1996, compared to $5.2 million, or 19% of revenues for the first quarter of 1995.

GROSS MARGIN

Gross margin as a percentage of revenues was 45% and 37% in the three months ended March 31, 1996 and 1995, respectively. The increase in gross margin in 1996 compared to 1995 was primarily due to sales of higher margin Radiance and eclipse group videoconferencing systems and reduced manufacturing costs. The Company continues to seek improvement in gross margin through introduction of new products with higher margins, as well as through cost reductions of existing products. However, the Company anticipates that product gross margin on revenues will continue to be subject to fluctuations caused by the introduction of new products, changes in product mix and variations in manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to 57% of total revenues in the first quarter of 1996 compared to 34% in the first quarter of 1995. The increase as a percentage of revenues in the first quarter of 1996 compared to the first quarter of 1995 was primarily due to decreased revenues and $1.7 million of additional expenses resulting from the Company's decision to restructure its videoconferencing division. The additional expenses consisted primarily of severance and related costs associated with headcount reductions in the first quarter of 1996. The Company anticipates that selling, general and administrative expenses will decline as a percentage of revenue in the future.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was 17% and 9% of revenues in the first quarter of 1996 and 1995, respectively. The increase in research and development expense as a percentage of revenues was due principally to decreased revenues as well as a decrease in the amounts capitalized in conjunction with the development of new software. The Company expects that the level of research and development expenses as a percentage of revenues will fluctuate, due to varying levels of research and development activities, external funding and amounts capitalized in conjunction with software development activities.

INTEREST INCOME/INTEREST EXPENSE

Interest income increased to $13,000 in the first quarter of 1996 from $6,000 in the first quarter of 1995.

Interest expense was $225,000 in the first quarter of 1996 compared to $215,000 in the first quarter of 1995. See Note 7 of Notes to Condensed Consolidated Financial Statements.

NET LOSS

The net loss from continuing operations was $6.2 million in the first quarter of 1996 compared to a net loss from continuing operations of $2.6 million in the first quarter of 1995, a decline due primarily to lower revenues as well as $1.7 million of additional expenses resulting from the Company's decision to restructure its videoconferencing division, partially offset by improved gross margins on videoconferencing product sales.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has used internally generated funds, public and private offerings of common stock and preferred stock, sale and leaseback arrangements and bank credit lines to finance its growth since 1983. Cash generated by operations was $0.2 million in the first quarter of 1996 compared to cash used in operations of $3.4 million in the first quarter of 1995. This increase in cash generated by operations was primarily due to a decrease in accounts receivable, a decrease in assets of the discontinued operation, and an increase in accounts payable, partially offset by a decrease in accrued liabilities, an increase in inventories, and a net loss. Net cash used in investing activities was $1.0 million for the first three months of 1996 compared to $4.0 million for the three months ended March 31, 1995, due primarily to lower additions of property and equipment and capitalized software. The Company expects the level of capital expenditures to decrease in 1996 compared to 1995. Net cash used in financing activities was $8.6 million during the first three months of 1996 primarily due to payments against the line of credit in the first quarter of 1996. See Note 7 of Notes to Condensed Consolidated Financial Statements.

As of March 31, 1996, the Company had cash and cash equivalents totaling $3.2 million. The Company has a line of credit, which expires on August 21, 1996, in the amount of $15.0 million, of which $4.5 million was outstanding at March 31, 1996. The Company believes it has the ability to either renew this line upon its expiration or obtain alternative financing. See Note 7 of Notes to Condensed Consolidated Financial Statements. Working capital was $9.1 million as of March 31, 1996, compared to $15.3 million at December 31, 1995. The Company's operating and product development activities have required significant cash. The Company anticipates that existing cash and lines of credit, together with sources of additional liquidity such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through 1996. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

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

By order dated December 20, 1995, the consolidated actions were reassigned to the Honorable Charles A. Legge. A case management conference was held before Judge Legge on January 19, 1996, at which time the matter was set for jury trial to begin November 4, 1996. By order dated March 19, 1996, the consolidated actions were reassigned to the Honorable Robert P. Aguilar. Judge Aguilar has adopted the November 4, 1996 trial date. Discovery will close June 28, 1996.

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

In September 6, 1995, CLI filed its notice of appeal of the Superior Court's order granting SWBT's motion to quash service of summons for lack of personal jurisdiction. The appeal has now been fully briefed and the parties are awaiting an order from the Court of Appeal setting oral argument. Pending the outcome of the appeal, CLI and SWBT have stipulated that the Oklahoma federal court action will be placed in administrative closure. An order placing the matter in administrative closure was entered on October 20, 1995.

PHILIPS CONSUMER ELECTRONICS COMPANY

The Company entered into a Joint Development and Marketing Agreement (JDMA) with Philips dated January 12, 1994, for the supply of certain decoder units discussed in the Jabil matter above. By amendment to the JDMA on May 24, 1995, Philips agreed to pay the Company $2.6 million for all intellectual property jointly developed under the JDMA. In a related license agreement of May 12, 1995, the Company agreed to pay Philips $5.6 million for a license under background patents and other intellectual property. Philips owes the Company $1.3 million under the amendment, $0.9 million of which was due December 29, 1995. The Company owes Philips $3.3 million under the license agreement, $2.1 million of which was due December 29, 1995. The Company believes that Philips has failed to make certain technology disclosures required under the license agreement. The Company has initiated and is engaged in negotiations with Philips regarding disposition of rights and monies owed under the amendment and license agreement. Philips has indicated an interest in reaching a mutually acceptable, amicable solution. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

CORPORATE COMPUTER SYSTEMS INC.

By letter dated October 23, 1995, Corporate Computer Systems, Inc. (CCS), through its counsel, asserted that the Company is using proprietary technology of CCS without a license and is willfully misappropriating CCS' copyrights. Related to these assertions, CCS in October 1995 filed a complaint in U.S. District Court, District of New Jersey, Corporate Computer Systems, Inc. v. Compression Labs, Inc., Case No. 95-5457. The complaint was never served and was subsequently dismissed without prejudice by CCS. The Company, in a letter from its counsel dated November 6, 1995, vigorously refuted CCS' assertions. The Company also tendered a payment with respect to past due royalties plus interest pursuant to the terms of the MUSICAM License Agreement with CCS. The Company and CCS are now in the process of exploring the possibility of a future license arrangement. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

JABIL CIRCUITS, INC.

To fulfill a purchase order from Philips Consumer Electronics Company (Philips) for the supply of certain decoder units, the Company placed a purchase order with Jabil Circuits, Inc. (Jabil) for the procurement of the component parts and the manufacture of the units. Due to the cancellation of the Philips purchase order, the Company has canceled its purchase order with Jabil. By letter dated January 11, 1996, Jabil demanded that the Company issue a purchase order for approximately $6.5 million for the components which are outside the cancellation and reschedule windows. The Company has negotiated with Philips and Jabil regarding the disposition of the component inventory and responsibility for cost of inventory that cannot be disposed of by Jabil. A resolution of the inventory issue has been reached as between Jabil and Philips. CLI has made a claim against Philips for damages associated with the Jabil inventory. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

MUELLER/SHIELDS

On or about March 15, 1996, a complaint was filed against the Company by Mueller/Shields OME in Superior Court of Orange County, California alleging breach of a marketing research contract. In the action entitled Mueller/Shields OME v. Compression Labs, Inc., Case No. 761079, Mueller/Shields seeks $682,425 in compensatory damages, plus attorneys' fees provided by contract. Since the filing of its complaint, Mueller/Shields has served notice of its application for a writ of attachment. Following service of the complaint and service of the writ application, the Company and Mueller/Shields reached agreement on the terms of a Settlement Agreement whereby the Company agreed to pay a total of approximately $600,000 (principal and interest) on an installment basis beginning in April, 1996 and concluding in September, 1996. If paid in full, the underlying action will be dismissed with prejudice. The writ of attachment application has been taken off the calendar. Should the Company fail to meet the payment schedule, judgment pursuant to stipulation may be entered against the Company in the amount of the remaining balance of the settlement payment. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial position.

NEW ENGLAND CAPITAL CORPORATION

By letter dated April 15, 1996, New England Capital Corporation (NECC) asserted that the Company is in default of an Equipment Financing Agreement dated March 3, 1994 between NECC and the Company. On or about May 3, 1996, NECC filed a complaint in the Superior Court for Santa Clara County, California, Case No. CV757815, seeking compensatory damages and a writ of possession for certain equipment. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

USL CAPITAL CORPORATION

By letter dated May 9, 1996, USL Capital Corporation (USL Capital) asserted that the Company is in default of a Master Lease Agreement dated July 28, 1993 between United States Leasing International, Inc. and the Company. By letter of the same date, USL Capital asserted that the Company is also in default of a Promissory Note and Security Agreement dated March 31, 1995 between USL Capital and the Company. In both letters, USL Capital threatened to exercise legal means to recovery property if the Company fails to remedy the alleged defaults. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.47 Waiver and Second Amendment of Credit Agreement, entered into as of May 17, 1996, by and between Compression Labs, Incorporated and BankAmerica Business Credit, Inc.

                  27.01 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the Quarter Ending March 31, 1996.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

                  No other applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMPRESSION LABS, INCORPORATED

                         BY /s/ Michael E. Seifert
                            ----------------------------------------------------
                            Michael E. Seifert
                            Vice President, Finance and Chief Accounting Officer


May 17, 1996