Form 10-Q
period 1996-06-30
COMPRESSION LABS INC
filed 1996-08-12
CIK 319085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  -------------



                                    FORM 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1996 or

[ ] Transition report pursuant to Section or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


Commission file number  0-13218

                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              94-2390960
- ----------------------------                        ----------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)




                  350 EAST PLUMERIA, SAN JOSE, CALIFORNIA 95134
               (Address of principal executive office) (Zip Code)

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

                           Yes    X     No
                               -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                   Shares outstanding at July 30, 1996
- -----                                   -----------------------------------
Common Stock                                     15,655,662

                         COMPRESSION LABS, INCORPORATED

                                      INDEX

                                                                                              Page
                                                                                             Number
                                                                                             ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
               Condensed Consolidated Statements of Operations --
                  For the Three Months Ended June 30, 1996 and 1995.....................        1

               Condensed Consolidated Statements of Operations --
                  For the Six Months Ended June 30, 1996 and 1995.......................        2

               Condensed Consolidated Balance Sheets --
                  June 30, 1996 and December 31, 1995...................................        3

               Condensed Consolidated Statements of Cash Flows --
                  For the Six Months Ended June 30, 1996 and 1995.......................        4

               Notes to Condensed Consolidated Financial Statements --
                  June 30, 1996.........................................................        5

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................      7


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................      9

Item 4.    Submission of Matters to a Vote of Security Holders............................     12

Item  6.   Exhibits and Reports on Form 8-K...............................................     12

           SIGNATURES.....................................................................     13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three months ended June 30,
                                                            ---------------------------
                                                              1996               1995
                                                            --------           --------

REVENUES                                                    $ 25,014           $ 29,923
Cost of revenues                                              14,171             18,163
                                                            --------           --------
     GROSS MARGIN                                             10,843             11,760
OPERATING EXPENSES:
     Selling, general and administrative                       7,396             10,106
     Research and development                                  2,982              2,136
                                                            --------           --------
                                                              10,378             12,242
                                                            --------           --------
           INCOME (LOSS) FROM OPERATIONS                         465               (482)
Interest, net                                                   (190)              (337)
                                                            --------           --------
     Income (loss) from continuing operations                    275               (819)
     Income from discontinued operations                        --                  921
                                                            --------           --------
NET INCOME                                                  $    275           $    102
                                                            ========           ========
NET INCOME PER SHARE:
     Net income (loss) from continuing operations           $   0.02           $  (0.05)
     Net income from discontinued operations                    --                 0.06
                                                            --------           --------
NET INCOME PER SHARE                                        $   0.02           $   0.01
                                                            ========           ========
Weighted average common shares outstanding and common
     share equivalents outstanding                            15,806             15,505
                                                            ========           ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Six months ended June 30,
                                                      -------------------------
                                                        1996             1995
                                                      --------         --------

REVENUES                                              $ 45,035         $ 57,780
Cost of revenues                                        25,278           35,692
                                                      --------         --------
       GROSS MARGIN                                     19,757           22,088
OPERATING EXPENSES:
        Selling, general and administrative             18,853           19,534
        Research and development                         6,432            4,557
        Settlement of litigation                          --                897
                                                      --------         --------
                                                        25,285           24,988
                                                      --------         --------
             NET LOSS FROM OPERATIONS                   (5,528)          (2,900)
Interest, net                                             (402)            (546)
                                                      --------         --------
       Net loss from continuing operations              (5,930)          (3,446)
       Net income from discontinued operations            --              1,456
                                                      --------         --------
NET LOSS                                              $ (5,930)        $ (1,990)
                                                      ========         ========
NET LOSS PER SHARE:
       Net loss from continuing operations            $  (0.38)        $  (0.24)
       Net income from discontinued operations            --               0.10
                                                      --------         --------
             NET LOSS PER SHARE                       $  (0.38)        $  (0.14)
                                                      ========         ========

Weighted average common shares outstanding              15,565           14,697
                                                      ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    June 30,       December 31,
                                                                                      1996            1995
                                                                                  (Unaudited)       (Audited)
                                                                                   ---------        ---------
ASSETS
Current assets
      Cash and cash equivalents                                                    $   5,177        $  12,638
      Accounts receivable, less allowance for doubtful accounts of
            $7,703 in 1996 and $10,028 in 1995                                        38,863           46,798
      Inventories                                                                     11,393           22,821
      Other current assets                                                               743            1,096
                                                                                   ---------        ---------
            Total current assets                                                      56,176           83,353

PROPERTY AND EQUIPMENT
      Furniture and fixtures                                                           9,256            9,551
      Machinery and equipment                                                         20,888           25,802
      Equipment under capital leases                                                    --              2,090
                                                                                   ---------        ---------
                                                                                      30,144           37,443
      Accumulated depreciation and amortization                                      (18,262)         (20,171)
                                                                                   ---------        ---------
                                                                                      11,882           17,272

CAPITALIZED SOFTWARE, NET                                                              3,561            3,828
OTHER ASSETS                                                                             290              300
                                                                                   ---------        ---------
            Total assets                                                           $  71,909        $ 104,753
                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Short-term debt                                                              $  12,482        $  13,452
      Current portion of capital lease obligations                                      --                506
      Accounts payable                                                                14,381           26,169
      Accrued liabilities                                                              8,311           21,689
      Deferred revenue                                                                 6,460            6,278
                                                                                   ---------        ---------
             Total current liabilities                                                41,634           68,094
                                                                                   ---------        ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                            --                985

STOCKHOLDERS' EQUITY
      Preferred stock -
            Undesignated preferred stock, $.001 par value; 4,000,000
            shares authorized, none issued and outstanding                              --               --
      Common stock -
            $.001 par value; 25,153,658 shares authorized; shares issued and
            outstanding: 15,631,048 in 1996 and 15,491,475 in 1995                        16               15
      Additional paid-in capital                                                     121,226          120,696
      Accumulated deficit                                                            (90,967)         (85,037)
                                                                                   ---------        ---------
            Total stockholders' equity                                                30,275           35,674
                                                                                   ---------        ---------
            Total liabilities and stockholders' equity                             $  71,909        $ 104,753
                                                                                   =========        =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                         Six months ended June 30,
                                                                         ------------------------
                                                                           1996            1995
                                                                         --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $ (5,930)       $ (1,990)
     Non-cash expenses included in operations-
          Depreciation and amortization                                     3,133           5,806
     Changes in certain assets and liabilities -
          Accounts receivable                                               1,704            (584)
          Inventories                                                         569           2,473
          Other current assets                                                315             521
          Accounts payable                                                (11,788)         (1,860)
          Accrued liabilities                                             (13,378)          4,505
          Deferred revenue                                                    182            (524)
          Discontinued operations                                          10,774             327
                                                                         --------        --------
              Net cash generated by (used in) operations                  (14,419)          8,674
                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment additions                                      (1,118)         (4,106)
     Net proceeds from sale of assets of discontinued operations           10,528            --
     Increase in capitalized software                                        (532)         (4,622)
     (Increase) decrease in other assets                                       10          (6,029)
                                                                         --------        --------
              Net cash generated by (used in) investing activities          8,888         (14,757)
                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock, net                                               531             642
     Payments of capital lease obligations                                   (549)           (370)
     Collateralized borrowings                                             (1,599)          1,899
     (Payments) borrowings under line of credit agreements                   (313)          3,049
                                                                         --------        --------
              Net cash generated by (used in) financing activities         (1,930)          5,220
                                                                         --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (7,461)           (863)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           12,638          11,319
                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  5,177        $ 10,456
                                                                         ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1996

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

         The Company's interim fiscal quarters end on the Friday of the thirteenth week following the end of the previous quarter. Accordingly, the actual dates of the end of the second quarters of 1996 and 1995 were June 28 and June 30, respectively. The fiscal year end will remain as December 31. The comparability of the financial statements between years is not materially affected by this presentation.

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

         On June 27, 1996 the Company completed the sale of certain assets of its broadcast products division to Charger Industries (Charger), a subsidiary of General Instrument Corporation, in exchange for $12.5 million in cash (subject to post-closing adjustments) and the assumption of $2.0 million in liabilities. Charger will assume past warranty obligations associated with the product family covered by the sale. With the exception of the accounts receivable, the Company disposed of the remaining assets of the division to a separate buyer. The components of net assets of discontinued operations included in the Consolidated Balance Sheets at June 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                      June 30,         December 31,
                                                        1996              1995
         --------------------------------------------------------------------------
         Accounts receivable, net                      $ 8,698           $14,929
         Inventories                                      --              10,859
         Property and equipment, net                      --               4,174
         Other assets                                     --                  38
                                                       -------           -------
                                                       $ 8,698           $30,000
                                                       =======           =======

         Revenues from the discontinued division were approximately $4,467,000 and $8,478,000 for the three months ended June 30, 1996 and 1995, respectively, and $11,211,000 and $20,667,000 for the six months ended June 30, 1996 and 1995, respectively. The Company is continuing to pursue alternatives for the ultimate disposition of the remaining assets of the discontinued operations.

3.       NET INCOME (LOSS) PER SHARE

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

4.       UNBILLED RESEARCH AND DEVELOPMENT CONTRACT RECEIVABLES AND ADVANCES
         As of June 30, 1996, the Company had net unbilled receivables of $1,022,000 primarily relating to research and development contracts entered into with Thomson Consumer Electronics, Inc. and North American Philips Corporation. These receivables are generally billable either in quarterly installments or upon the delivery of specific items.

5.       INVENTORIES
         Inventories are summarized as follows (in thousands):

                                                               June 30,        December 31,
                                                                 1996             1995
         ----------------------------------------------------------------------------------
            Raw material                                       $ 2,409          $ 2,189
            Work-in-process                                      1,386            3,858
            Finished products
             - Products on hand                                  6,170           13,488
             - Products under rental and loan agreements         1,428            3,286
                                                               -------          -------
                                                               $11,393          $22,821
                                                               =======          =======

6.       CAPITALIZED SOFTWARE
         The Company capitalized approximately $179,000 of software development costs during the three months ended June 30, 1996. During the six months ended June 30, 1996 the Company capitalized approximately $532,000 of software development costs and purchased software. Amortization of capitalized software development costs and purchased software was $427,000 for the quarter ended June 30, 1996 and $799,000 for the six months ended June 30, 1996. At June 30, 1996, capitalized software, net of accumulated amortization, was $3,561,000 (including $16,000 of purchased software).

7.       BANK LINE OF CREDIT AND LONG-TERM DEBT
         The Company has $15,000,000 of total borrowing commitment through a revolving credit facility with a bank that bears interest at the London Interbank Offered Rate ("LIBOR"), which is currently 5.48%, plus 4.81%, which expires on June 30, 1997. The line of credit agreement is secured by substantially all of the Company's assets. Under the agreement, the Company may not declare or make any cash or stock dividends. At June 30, 1996, the balance outstanding under this line of credit was $12,482,000.

         In 1995, the Company entered into long-term loan agreements for $2,172,000 that bear interest rates from 10.76% to 11.48% over thirty-six and forty-eight months. These loans, secured by specific capital assets, were paid off in conjunction with the sale of the discontinued operations (see Note 2).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the caption "Business."

Unless noted otherwise, the following discussion pertains to the Company's continuing operations. Discussion of discontinued operations is contained in
Note 2 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

REVENUES
Revenues in the second quarter of 1996 were $25.0 million, compared to $29.9 million in the second quarter of 1995, a decrease of 16%. For the six months ended June 30, 1996 and 1995, revenues were $45.0 million and $57.8 million, respectively, a decrease of 22%. The decrease in revenues for both the three months and six months ended June 30, 1996 was due primarily to a decrease in videoconferencing unit shipments. Codec shipments were 473 units in the second quarter of 1996 compared to 619 units in the second quarter of 1995.

International revenues decreased to $4.7 million, or 19% of revenues, for the three months ended June 30, 1996 compared to $6.1 million, or 20% of revenues, for the second quarter of 1995. International revenues were $9.1 million, or 20% of revenues, for the first six months of 1996 compared to $11.3 million, or 20%, of revenues for the first six months of 1995.

GROSS MARGIN
Gross margin as a percentage of revenues was 43% and 39% for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, gross margin as a percentage of revenues was 44% and 38%, respectively. The increase in gross margin for both the three months ended June 30, 1996 and the six months ended June 30, 1996 compared to the same three months and six months ended June 30, 1995 was primarily due to a change in product mix to include a greater proportion of higher margin Radiance and eclipse group videoconferencing systems, and to reduced manufacturing costs.

The Company continues to seek improvement in gross margin through introduction of new products with higher margins, as well as through cost reductions of existing products. However, the Company anticipates that product gross margin on revenues will continue to be subject to fluctuations caused by the introduction of new products, changes in product mix and variations in manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to 30% of revenues for the second quarter of 1996, compared to 34% of revenues for the second quarter of 1995. The decrease in selling, general and administrative expenses was mainly due to headcount reductions during the first three months of 1996. For the six months ended June 30, 1996 and 1995, selling, general and administrative expenses increased to 42% of revenues compared to 34% of revenues, respectively. The increase in selling, general and administrative expenses as a percentage of revenues during the first six months of 1996 compared to 1995 was primarily due to a decrease in revenues and $1.7 million of additional expenses resulting from the Company's decision to restructure its videoconferencing division. The additional expenses consisted primarily of severance and related costs associated with headcount reductions in the first quarter of 1996. The Company anticipates that selling, general and administrative expenses will generally increase with increases in the level of revenues, but may vary from quarter to quarter as a percentage of revenues.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense was 12% and 7% of revenues for the second quarter of 1996 and 1995, respectively. For the six months ended June 30, 1996 and June 30, 1995, research and development expense was 14% and 8% of revenues, respectively. The increase in research and development expense as a percentage of revenues for both the three months and six months ended June 30, 1996 compared to the same periods in 1995 was due principally to decreased revenues, as well as an increase in the portion of engineering spending that was dedicated to research and development instead of capitalized software activity. The Company expects that the level of research and development expenses as a percentage of revenues will fluctuate due to varying levels of research and development activities, external funding and amounts capitalized in conjunction with software development activities.

NET INTEREST EXPENSE
Net interest expense was $0.2 million for the second quarter of 1996 compared to $0.3 million for the second quarter of 1995. Net interest expense was $0.4 million for the first six months of 1996 compared to $0.5 million for six months of 1995. See Note 7 of Notes to Condensed Consolidated Financial Statements.

NET INCOME (LOSS)
Net income from continuing operations was $0.3 million for the second quarter of 1996, compared to $0.1 million in the second quarter of 1995. This increase was due primarily to increased gross margins and decreased selling, general and administrative expenses, partially offset by an increase in research and development spending. The net loss from continuing operations increased to $5.9 million during the first six months of 1996 from $2.0 million during the first six months of 1995. This increase was primarily due to lower revenues as well as $1.7 million of additional expenses resulting from the Company's decision to restructure its videoconferencing division, partially offset by improved gross margins on videoconferencing product sales.

FACTORS AFFECTING FUTURE RESULTS

The Company continues to seek improvement in operating results through introduction of new products that are expected to have higher margins, as well as through cost reductions of existing products. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays of customer orders, interruption or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures and changes in general economic conditions. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectations may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs, as well as the timing of orders by major customers, may cause operating results to fluctuate between quarters and between years.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used internally generated funds, public and private offerings of common stock and preferred stock, sale and leaseback arrangements and bank credit lines to finance its growth since 1983. Cash used in operations was $14.4 million in the first six months of 1996 compared to cash generated by operations of $8.7 million in the first six months of 1995.

This increase in cash used in operations was primarily due to the paydown of accounts payable and other liabilities and increased net loss, partially offset by a decrease in accounts receivable and inventories, as well as the reduction in carrying value of assets related to the Company's discontinued operations. Net cash generated by investing activities was $8.9 million for the first six months of 1996 compared to net cash used in investing activities of $14.8 million for the six months ended June 30, 1995. This change is due primarily to cash generated from the sale of assets related to the Company's discontinued operations, as well as lower levels of spending related to property, equipment and intangible assets as well as decreased capitalization of software. The Company expects the level of capital expenditures to decrease in 1996 compared to 1995. Net cash used in financing activities was $1.9 million during the first six months of 1996 compared to net cash generated by financing activities of $5.2 million during the first six months of 1995. This change is due primarily to payments made to reduce collateralized borrowings during the second quarter of 1996. See Note 7 of Notes to Condensed Consolidated Financial Statements.

As of June 30, 1996, the Company had cash and cash equivalents totaling $5.2 million. The Company has a line of credit, which expires on June 30, 1997, in the amount of $15.0 million, of which $12.5 million was outstanding at June 30, 1996. See Note 7 of Notes to Condensed Consolidated Financial Statements. Working capital was $14.5 million at June 30, 1996, compared to $15.3 million at December 31, 1995. The Company's operating and product development activities have required significant cash. The Company anticipates that existing cash and lines of credit, together with sources of additional liquidity such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through the second quarter of 1997. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

CIT GROUP/OSUERF
On August 24, 1993 the Company filed a complaint against Oklahoma State University Education and Research Foundation, Inc. (OSUERF) in United States District Court claiming that OSUERF breached an exclusive subcontract for the Company to provide equipment to OSUERF under OSUERF's prime contract with the United States Army, TRADOC Division. On November 18, 1993 the Company amended the complaint to add Federal Leasing, Inc. (FLI) as a defendant. On February 4, 1994 the CIT Group/Equipment Financing Inc. (CIT), as an assignee of FLI's rights under the Financing Agreement, filed a complaint against the Company in United States District Court claiming indemnification from the Company. The Company responded to CIT's complaint by denying the material charging allegations and stating certain affirmative defenses. The OSUERF and CIT actions have been consolidated. On April 21, 1995 CLI filed a second amended complaint asserting, among other things, a claim for fraud against OSUERF. In March 1995, CIT and FLI separately moved for summary judgment against the Company seeking damages in the amount of $2.0 million. The Company opposed the respective motions. By order dated October 11, 1995 the court denied the summary judgment motions of CIT and FLI, respectively.

By order dated December 20, 1995, the consolidated actions were reassigned to the Honorable Charles A. Legge. A case management conference was held before Judge Legge on January 19, 1996, at which time the matter was set for jury trial to begin November 4, 1996.

By order dated March 19, 1996 the consolidated actions were reassigned to the Honorable Robert P. Aguilar who adopted the November 4, 1996 trial date. In light of Judge Aguilar's resignation, however, the matters were tentatively reassigned to magistrate Judge Patricia V. Trumbull. In light of OSUERF's refusal to consent to the assignment of the matters to Magistrate Judge Trumbull, the matters are currently awaiting further reassignment for purposes of trial.

The Company is currently in settlement discussions with CIT and FLI. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

DATAPOINT CORPORATION
In a complaint filed December 20, 1993 in the United States District Court in Dallas, Texas, Datapoint Corporation (Datapoint) alleged that the Company had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. On September 27, 1995, the Company filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint can assert that the Company is infringing the patents in suit, or whether Datapoint's patents are invalid in light of the prior art. On April 24, 1996 a Special Master submitted a report which did not recommend that the Court adopt the Company's positions set forth in the motion. The Company has filed its objections to the report in the federal District Court where the matter is pending.

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

SOUTHWESTERN BELL TELEPHONE COMPANY
On April 6, 1995 the Company filed a complaint against Southwestern Bell Telephone Company (SWBT) in Santa Clara, California Superior Court alleging that SWBT intentionally interfered with CLI's contracts with OSUERF and Hughes Network Systems (HNS). SWBT moved to quash service of summons for lack of personal jurisdiction, which motion was granted on July 11, 1995. On July 25, 1995 the Company refiled the complaint in the United States District Court for the Western District of Oklahoma. The complaint was served on SWBT which filed its answer on October 17, 1995 denying the material allegations of the complaint.

On September 6, 1995 CLI filed its notice of appeal of the Superior Court's order granting SWBT's motion to quash service of summons for lack of personal jurisdiction. The appeal was argued before the California Court of Appeal for the Sixth Appellate District on July 18, 1996. By decision dated July 26, 1996, the Court of Appeals affirmed the holding of the Superior Court. Therefore, no later than September 26, 1996, the parties must notify the United States District Court for the Western District of Oklahoma to reopen the case and to take it out of administrative closure.

PHILIPS CONSUMER ELECTRONICS COMPANY
The Company entered into a Joint Development and Marketing Agreement (JDMA) with Philips Consumer Electronics Company (Philips) dated January 12, 1994 for the supply of certain decoder units discussed in the Jabil matter above. By amendment to the JDMA on May 24, 1995 Philips agreed to pay the Company $2.6 million for all intellectual property jointly developed under the JDMA. In a related license agreement of May 12, 1995 the Company agreed to pay Philips $5.6 million for a license under background patents and other intellectual property. Philips owes the Company $1.3 million under the amendment, $0.9 million of which was due December 29, 1995. The Company owes Philips $3.3 million under the license agreement, $2.1 million of which was due December 29, 1995. The Company believes that Philips has failed to make certain technology disclosures required under the license agreement. The Company has initiated and is engaged in negotiations with Philips regarding disposition of rights and monies owed under the amendment and license agreement. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

CORPORATE COMPUTER SYSTEMS INC.
By letter dated October 23, 1995 Corporate Computer Systems, Inc. (CCS), through its counsel, asserted that the Company is using proprietary technology of CCS without a license and is willfully misappropriating CCS' copyrights. Related to these assertions, CCS in October 1995, filed a complaint in U.S. District Court, District of New Jersey, Corporate Computer Systems, Inc. v. Compression Labs, Inc., Case No. 95-5457. The complaint was never served and was subsequently dismissed without prejudice by CCS. The Company, in a letter from its counsel dated November 6, 1995 vigorously refuted CCS' assertions. The Company also tendered a payment with respect to past due royalties plus interest pursuant to the terms of the MUSICAM License Agreement with CCS. The parties have now settled the dispute and have entered into a release and a license agreement. Under the terms of the settlement, the Company is responsible for a payment of $1.5 million to CCS. The Company also obtained a license to future use of certain CCS technology in exchange for a payment of per item royalty. This license has been subsequently assigned to Charger Industries, Inc. in connection with its purchase of assets of the Company's broadcast products division.

JABIL CIRCUITS, INC.
To fulfill a purchase order from Philips for the supply of certain decoder units, the Company placed a purchase order with Jabil Circuits, Inc. (Jabil) for the procurement of the component parts and the manufacture of the units. Due to the cancellation of the Philips purchase order, the Company has canceled its purchase order with Jabil. By letter dated January 11, 1996 Jabil demanded that the Company issue a purchase order for approximately $6.5 million for the components which are outside the cancellation and reschedule windows. The Company has negotiated with Philips and Jabil regarding the disposition of the component inventory and responsibility for cost of inventory that cannot be disposed of by Jabil. A resolution of the inventory issue has been reached as between Jabil and Philips. CLI has made a claim against Philips for damages associated with the Jabil inventory. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

MUELLER/SHIELDS
On or about March 15, 1996 a complaint was filed against the Company by Mueller/Shields OME in Superior Court of Orange County, California alleging breach of a marketing research contract. In the action entitled Mueller/Shields OME v. Compression Labs, Inc., Case No. 761079, Mueller/Shields seeks $682,425 in compensatory damages, plus attorneys' fees provided by contract. Since the filing of its complaint, Mueller/Shields has served notice of its application for a writ of attachment. Following service of the complaint and service of the writ application, the Company and Mueller/Shields reached agreement on the terms of a Settlement Agreement whereby the Company agreed to pay a total of approximately $600,000 (principal and interest) on an installment basis beginning in April 1996, and concluding in September 1996. If paid in full, the underlying action will be dismissed with prejudice. The writ of attachment application has been taken off the calendar. Should the Company fail to meet the payment schedule, judgment pursuant to stipulation may be entered against the Company in the amount of the remaining balance of the settlement payment. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial position.

NEW ENGLAND CAPITAL CORPORATION
By letter dated April 15, 1996 New England Capital Corporation (NECC) asserted that the Company is in default of an Equipment Financing Agreement dated March 3, 1994 between NECC and the Company. On or about May 3, 1996 NECC filed a complaint in the Superior Court for Santa Clara County, California, Case No. CV757815, seeking compensatory damages and a writ of possession for certain equipment. In June 1996, the parties negotiated a settlement of this matter pursuant to which CLI made a payment to NECC to terminate the Company's obligations under the Equipment Financing Agreement. NECC has released its security interest in the financed equipment and a request for dismissal of the complaint with prejudice against NECC has been filed with the court.

USL CAPITAL CORPORATION
By letter dated May 9, 1996 USL Capital Corporation (USL Capital) asserted that the Company is in default of a Master Lease Agreement dated July 28, 1993 between United States Leasing International, Inc. and the Company. By letter of the same date, USL Capital asserted that the Company is also in default of a Promissory Note and Security Agreement dated March 31, 1995 between USL Capital and the Company. In both letters, USL Capital threatened to exercise legal means to recovery property if the Company fails to remedy the alleged defaults. In June 1996, the parties negotiated a resolution of these matters pursuant to which CLI made a payment to USL Capital for purchase of the leased equipment and to satisfy the Company's obligations under these agreements. USL Capital and United States Leasing International, Inc. have released their security interests in the property involved.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The annual meeting of the stockholders of the Company was held on May 23, 1996.

     b) Management's nominees to the Board of Directors for Class II Directors (for three-year terms expiring at the 1999 Annual Meeting) were elected by the following votes:

           Robert J. Casale  Class II         FOR:  13,299,718     WITHHELD:  737,600
           T. Gary Trimm     Class II         FOR:  13,303,471     WITHHELD:  733,847

     (c) The other matters presented and the voting of stockholders with respect thereto are as follows:

           A proposal to approve amendments to the Company's 1980 Stock Option Plan, 1984 Supplemental Stock Option Plan and 1984 Employee Stock Purchase Plan (the "Purchase Plan") which increased the aggregate number of shares reserved under such plans by 600,000 shares.

           FOR:  9,973,785     AGAINST:  3,620,406       ABSTAIN:  100,406       NON-VOTE:  342,721

           A proposal to approve an amendment to the Company's 1992 Non-employee Directors' Stock Option Plan which increased the aggregate number of shares reserved under the plan by 60,000 shares.

           FOR:  11,906,270    AGAINST:  1,682,999       ABSTAIN:  105,328       NON-VOTE:  342,721

           A proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended December 31, 1996.

           FOR:  13,786,403    AGAINST:  187,214         ABSTAIN:  63,701

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           10.49 Termination Agreement, dated June 4, 1996, between Compression Labs, Incorporated and BankAmerica Business Credit, Inc.

           10.50 Loan and Security Agreement, entered into as of June 3, 1996, by and between Compression Labs, Incorporated and Greyrock Business Credit, a NationsBank Company.

           27.01 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the quarter ending June 30, 1996.

     (b)   Reports on Form 8-K

           There were two reports on Form 8-K filed for the quarter ended June 30, 1996 as follows:

     1. Report on Form 8-K dated June 7, 1996, filed on June 14, 1996, reporting under Item 2 the agreement by the Company to sell certain assets of its broadcast products division to Charger Industries, Inc., a subsidiary of General Instruments Corporation.

     2. Report on Form 8-K dated June 24, 1996, filed on July 9, 1996, reporting under Item 2 the completion of the sale by the Company of certain assets of its broadcast products division to Charger Industries, Inc., a subsidiary of General Instrument Corporation.

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

                        COMPRESSION LABS, INCORPORATED

                        BY  /s/ Michael E. Seifert
                            ----------------------------------------------------
                            Michael E. Seifert
                            Vice President, Finance and Chief Accounting Officer

August 12, 1996

                        EXHIBIT INDEX


10.49    Termination  Agreement,  dated June 4, 1996, between
         Compression Labs, Incorporated and BankAmerica Business
         Credit, Inc.

10.50    Loan and Security Agreement, entered into as of June 3,
         1996, by and between Compression Labs, Incorporated and Greyrock Business Credit, a NationsBank Company.

27.01 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the quarter ending June 30, 1996.