Form 10-Q
period 1996-09-30
COMPRESSION LABS INC
filed 1996-11-14
CIK 319085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  -------------



                                    FORM 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996 or

[ ] Transition report pursuant to Section or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.


Commission file number 0-13218


                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              94-2390960
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

                               Yes   X      No
                                   -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Shares outstanding at October 31, 1996
-----                                    --------------------------------------
Common Stock                                          15,864,053

                         COMPRESSION LABS, INCORPORATED

                                      INDEX




                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
             Condensed Consolidated Statements of Operations --
                  For the Three Months Ended September 30, 1996 and 1995... 1

             Condensed Consolidated Statements of Operations --
                  For the Nine Months Ended September 30, 1996 and 1995.... 2

             Condensed Consolidated Balance Sheets --
                  September 30, 1996 and December 31, 1995................. 3

             Condensed Consolidated Statements of Cash Flows --
                  For the Nine Months Ended September 30, 1996 and 1995.... 4

             Notes to Condensed Consolidated Financial Statements --
                  September 30, 1996....................................... 5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................11

Item 6.  Exhibits and Reports on Form 8-K..................................13

         SIGNATURES........................................................14

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         COMPRESSION LABS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                               Three months ended September 30,
                                               --------------------------------
                                                     1996            1995
                                                   --------        --------
REVENUES                                           $ 20,577        $ 28,444
Cost of revenues                                     10,955          16,295
                                                   --------        --------
       GROSS MARGIN                                   9,622          12,149
OPERATING EXPENSES:
       Selling, general and administrative            7,934           9,665
       Research and development                       3,039           2,377
                                                   --------        --------
                                                     10,973          12,042
                                                   --------        --------
             INCOME (LOSS) FROM OPERATIONS           (1,351)            107
Interest, net                                          (259)           (216)
                                                   --------        --------
       Net loss from continuing operations           (1,610)           (109)
       Net loss from discontinued operations           --               (82)
                                                   --------        --------
NET LOSS                                           $ (1,610)       $   (191)
                                                   ========        ========

NET LOSS PER SHARE:
       Net loss from continuing operations         $  (0.10)       $  (0.01)
       Net loss from discontinued operations           --              --
                                                   --------        --------
NET LOSS PER SHARE                                 $  (0.10)       $  (0.01)
                                                   ========        ========

Weighted average common shares outstanding           15,774          15,265
                                                   ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       1996            1995
                                                     --------        --------
REVENUES                                             $ 65,612        $ 86,224
Cost of revenues                                       36,232          51,987
                                                     --------        --------
       GROSS MARGIN                                    29,380          34,237
OPERATING EXPENSES:
        Selling, general and administrative            26,786          29,199
        Research and development                        9,472           6,934
        Settlement of litigation                         --               897
                                                     --------        --------
                                                       36,258          37,030
                                                     --------        --------
             NET LOSS FROM OPERATIONS                  (6,878)         (2,793)
Interest, net                                            (662)           (762)
                                                     --------        --------
       Net loss from continuing operations             (7,540)         (3,555)
       Net income from discontinued operations           --             1,374
                                                     --------        --------
NET LOSS                                             $ (7,540)       $ (2,181)
                                                     ========        ========
NET INCOME (LOSS) PER SHARE:
       Net loss from continuing operations           $  (0.48)       $  (0.23)
       Net income from discontinued operations           --              0.09
                                                     --------        --------
NET LOSS PER SHARE                                   $  (0.48)       $  (0.14)
                                                     ========        ========

Weighted average common shares outstanding             15,616          15,191
                                                     ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                   September 30,     December 31,
                                                                                                       1996             1995
                                                                                                    (Unaudited)       (Audited)
                                                                                                     ---------        ---------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                                     $   5,761        $  12,638
       Accounts receivable, less allowance for doubtful accounts of
            $6,848 in 1996, $10,028 in 1995                                                             31,565           46,798
       Inventories                                                                                      12,640           22,821
       Other current assets                                                                                749            1,096
                                                                                                     ---------        ---------
            Total current assets                                                                        50,715           83,353

PROPERTY AND EQUIPMENT
       Furniture and fixtures                                                                            8,242            9,551
       Machinery and equipment                                                                          22,835           25,802
       Equipment under capital leases                                                                     --              2,090
                                                                                                     ---------        ---------
                                                                                                        31,077           37,443
       Accumulated depreciation and amortization                                                       (19,911)         (20,171)
                                                                                                     ---------        ---------
                                                                                                        11,166           17,272

CAPITALIZED SOFTWARE, NET                                                                                3,560            3,828
OTHER ASSETS                                                                                               285              300
                                                                                                     ---------        ---------
            Total assets                                                                             $  65,726        $ 104,753
                                                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-term debt                                                                               $  12,408        $  13,452
       Current portion of capital lease obligations                                                       --                506
       Accounts payable                                                                                 11,394           26,169
       Accrued liabilities                                                                               7,951           21,689
       Deferred revenue                                                                                  4,748            6,278
                                                                                                     ---------        ---------
             Total current liabilities                                                                  36,501           68,094
                                                                                                     ---------        ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                              --                985

STOCKHOLDERS' EQUITY
       Preferred stock -
            Undesignated preferred stock, $.001 par value; 4,000,000
            shares authorized, none issued and outstanding                                                --               --
       Common stock -
            $.001 par value; 25,153,658 shares authorized; shares issued
            and outstanding: 15,863,788 in 1996 and 15,491,475 in 1995                                      16               15
       Additional paid-in capital                                                                      121,786          120,696
       Accumulated deficit                                                                             (92,577)         (85,037)
                                                                                                     ---------        ---------
            Total stockholders' equity                                                                  29,225           35,674
                                                                                                     ---------        ---------
            Total liabilities and stockholders' equity                                               $  65,726        $ 104,753
                                                                                                     =========        =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           1996            1995
                                                                         --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $ (7,540)       $ (2,181)
     Non-cash expenses included in operations-
          Depreciation and amortization                                     5,229           8,825
     Changes in certain assets and liabilities -
          Accounts receivable                                               7,137          (3,970)
          Inventories                                                        (678)          2,672
          Other current assets                                                310             658
          Accounts payable                                                (14,775)           (810)
          Accrued liabilities                                             (13,738)          5,289
          Deferred revenue                                                 (1,530)           (914)
          Discontinued operations                                          12,638          (1,572)
                                                                         --------        --------
              Net cash generated by (used in) operations                  (12,947)          7,997
                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment additions                                      (2,051)         (5,765)
     Net proceeds from sale of assets of discontinued operations           10,528            --
     Increase in capitalized software                                        (978)         (7,046)
     (Increase) decrease in other assets                                       15          (5,852)
                                                                         --------        --------
              Net cash generated by (used in) investing activities          7,514         (18,663)
                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock, net                                             1,091           6,128
     Payments of capital lease obligations                                   (549)           (608)
     Collateralized borrowings                                             (1,599)          1,855
     (Payments) borrowings under line of credit agreements                   (387)          2,979
                                                                         --------        --------
              Net cash generated by (used in) financing activities         (1,444)         10,354
                                                                         --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (6,877)           (312)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           12,638          11,319
                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  5,761        $ 11,007
                                                                         ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1996

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

         The Company's interim fiscal quarters end on the Friday of the thirteenth week following the end of the previous quarter. Accordingly, the actual dates of the end of the third quarters of 1996 and 1995 were September 27 and September 29, respectively. The fiscal year end will remain as December 31. The comparability of the financial statements between years is not materially affected by this presentation.

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

         On June 27, 1996 the Company completed the sale of certain assets of its broadcast products division to Charger Industries (Charger), a subsidiary of General Instrument Corporation, in exchange for $12.5 million in cash (subject to post-closing adjustments) and the assumption of $2.0 million in liabilities. Charger will assume past warranty obligations associated with the product family covered by the sale. With the exception of the accounts receivable, the Company disposed of the remaining assets of the division to a separate buyer. The components of net assets of discontinued operations included in the Condensed Consolidated Balance Sheets at September 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                September 30,  December 31,
                                                    1996          1995
                                                   -------       -------
                 Accounts receivable, net          $ 6,833       $14,929
                 Inventories                          --          10,859
                 Property and equipment, net          --           4,174
                 Other assets                         --              38
                                                   -------       -------
                                                   $ 6,833       $30,000
                                                   =======       =======

         Revenues from the discontinued division were approximately $0 and $8,368,000 for the three months ended September 30, 1996 and 1995, respectively and $11,211,000 and $29,035,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

4.       UNBILLED RESEARCH AND DEVELOPMENT CONTRACTS RECEIVABLE AND ADVANCES
         As of September 30, 1996, the Company had net unbilled receivables of $864,000 primarily relating to research and development contracts entered into with Thomson Consumer Electronics, Inc. and North American Philips Corporation. These receivables are generally billable either in quarterly installments or upon the delivery of specific items.

5.       INVENTORIES
         Inventories are summarized as follows (in thousands):

                                                                 September 30,  December 31,
                                                                     1996          1995
                                                                    -------       -------
                 Raw material                                       $ 2,223       $ 2,189
                 Work-in-process                                      1,584         3,858
                 Finished products
                  - Products on hand                                  7,558        13,488
                  - Products under rental and loan agreements         1,275         3,286
                                                                    -------       -------
                                                                    $12,640       $22,821
                                                                    =======       =======

6.       CAPITALIZED SOFTWARE
         The Company capitalized approximately $446,000 of software development costs during the three months ended September 30, 1996. During the nine months ended September 30, 1996 the Company capitalized approximately $978,000 of software development costs and purchased software. Amortization of capitalized software development costs and purchased software was $447,000 for the quarter ended September 30, 1996 and $1,246,000 for the nine months ended September 30, 1996.

7.       BANK LINE OF CREDIT AND LONG-TERM DEBT
         The Company has $15,000,000 of total borrowing commitment through a revolving credit facility with a bank that bears interest at the London Interbank Offered Rate (LIBOR), which was 5.39% for October 1996, plus 4.81%, which expires on June 30, 1997. The line of credit agreement is secured by substantially all of the Company's assets. Under the agreement, the Company may not declare or make any cash or stock dividends. At September 30, 1996, the balance outstanding under this line of credit was $12,408,000.

         In 1995, the Company entered into long-term loan agreements for $2,172,000 that bear interest rates from 10.76% to 11.48% over thirty-six and forty-eight months. These loans, secured by specific capital assets, were paid off in conjunction with the sale of discontinued operations (see Note 2).

8.       INCOME TAXES
         Substantially all of the Company's federal income taxes to date have been offset by utilization of net operating loss carryforwards. When all such carryforwards are utilized, the Company anticipates a future provision for federal income taxes that will more closely approximate the statutory rates.

9.       SUBSEQUENT EVENT
         On October 24, 1996, the Company entered into a purchase agreement with an institutional investor for the private placement of up to 1 million shares of the Company's convertible preferred stock, $.001 par value, at $20 per share stated value, and warrants to purchase up to 450,000 shares of the Company's common stock. The Company is required to register for resale the common stock underlying the preferred stock and warrants subject to the agreement.

         Pursuant to the agreement, the preferred stock is issuable in three installments at the Company's option through approximately December 31, 1997, with each installment being between 180 to 210 days apart. The preferred stock is non-voting and senior to other securities in right of payment of the $20 stated value per share and related unpaid dividends. The dividends are cumulative, accrue at 4% per year on the stated value, without interest, and payable quarterly in cash (at the option of the Company) or shares of common stock. Each preferred share is also convertible into shares of common stock at a ratio equal to the stated value plus unpaid dividends divided by the conversion price, as defined. The conversion price, among other things, is dependent on the average market price, as defined, of the common stock on the preferred stock issue date and the date the conversion option is exercised. The preferred shares become convertible at the option of the holder the earlier of (1) 90 days after the original issue date of the preferred shares or (2) the effective date of the registration statement required by the agreement. Once the registration statement becomes effective, the preferred shares are convertible at the option of the Company one year after the original issue date of the preferred shares.

         The agreement also provides for the issuance of warrants to purchase 375,000 shares of common stock under the first installment and 75,000 shares of common stock if issued under the second installment. Warrants issued under the first installment are exercisable at any time and expire after five years, with those issued under the second installment expiring after four years. The exercise price for the warrants is dependent upon a percentage of the average market price within five days of the issue date.

         On October 25, 1996, the Company completed an initial placement of 350,000 shares of Class C Preferred Stock and received approximately $7.0 million net of certain issuance costs, pursuant to the agreement. The conversion price of Class C Preferred Stock is the lower of $4.225 or 80% of the average per share market value for the five days preceding the conversion date. The warrants to purchase 375,000 of common stock expire in October 2001 and are exercisable at approximately $5.70 per share.

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

RESULTS OF OPERATIONS

REVENUES
Revenues in the third quarter of 1996 were $20.6 million compared to $28.4 million in the third quarter of 1995, a decrease of 28%. For the nine months ended September 30, 1996 and 1995, revenues were $65.6 million and $86.2 million, respectively, a decrease of 24%. The decrease in revenues for both the three months and nine months ended September 30, 1996 was due primarily to a decrease in videoconferencing unit shipments. Codec shipments were 391 units in the third quarter of 1996 compared to 580 units in the third quarter of 1995.

International revenues increased to $3.2 million, or 15% of revenues for the three months ended September 30, 1996, compared to $2.5 million, or 9% of revenues for the third quarter of 1995. International revenues were $12.3 million, or 19% of revenues for the first nine months of 1996, compared to $13.8 million, or 16% of revenues for the first nine months of 1995.

GROSS MARGIN
Gross margin as a percentage of revenues was 47% and 43% for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, gross margin as a percentage of revenues was 45% and 40%, respectively. The increase in gross margin for both the three months and nine months ended September 30, 1996 compared to the same three months and nine months ended September 30, 1995 was primarily due to a change in product mix to include a greater proportion of higher margin Radiance and eclipse group videoconferencing systems and to reduced manufacturing costs.

The Company continues to seek improvement in gross margin through introduction of new products with higher margins, as well as through cost reductions of existing products. However, the Company anticipates that product gross margin on revenues will continue to be subject to fluctuations caused by the introduction of new products, changes in product mix, and variations in manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to $7.9 million, or 39% of revenues, for the third quarter of 1996 compared to $9.7 million, or 34% of revenues, for the third quarter of 1995. The decrease in selling, general and administrative expenses is mainly due to headcount reductions that were partially offset by one-time costs associated with consolidating operating divisions, including relocating employees into a single facility. For the nine months ended September 30, 1996 and 1995, selling, general and administrative expenses increased to 41% of revenues compared to 34% of revenues, respectively. The increase in selling, general and administrative expenses as a percentage of revenues during the three months and nine months of ended September 30, 1996 compared to the same periods in 1995 was primarily due to a decrease in revenues and $1.7 million of additional expenses resulting from the Company's decision to restructure its videoconferencing division. The additional expenses consisted primarily of severance and related costs associated with headcount reductions in the first quarter of 1996. The Company anticipates that selling, general and administrative expenses will generally increase with increases in the level of revenues but may vary from quarter to quarter as a percentage of revenues.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense was 15% and 8% of revenues for the third quarter of 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, research and development expense was 14% and 8% of revenues, respectively. The increase in research and development expense as a percentage of revenues for both the three months and nine months ended September 30, 1996 compared to the same periods in 1995 was due principally to decreased revenues, as well as an increase in the portion of engineering spending that was dedicated to research and development instead of capitalized software activity. The Company expects that the level of research and development expenses as a percentage of revenues will fluctuate due to varying levels of research and development activities, external funding, and amounts capitalized in conjunction with software development activities.

NET INTEREST EXPENSE
Net interest expense was $0.3 million for the third quarter of 1996 compared to $0.2 million for the third quarter of 1995. Net interest expense was $0.7 million for the first nine months of 1996 compared to $0.8 million for nine months of 1995. See Note 7 of Notes to Condensed Consolidated Financial Statements.

NET INCOME (LOSS)
Net loss from continuing operations was $1.6 million for the third quarter of 1996 compared to $0.1 million in the third quarter of 1995. This increase was due primarily to decreased revenues and higher research and development expense which were partially offset by increased gross margins and decreased selling, general and administrative expenses. The net loss from continuing operations increased to $7.5 million during the first nine months of 1996 from $3.6 million during the first nine months of 1995. This increase was primarily due to lower revenues as well as $1.7 million of additional expenses resulting from the Company's decision to restructure its videoconferencing division, partially offset by improved gross margins on videoconferencing product sales.

FACTORS AFFECTING FUTURE RESULTS
The Company continues to seek improvement in operating results through introduction of new products that are expected to have higher margins, as well as through cost reductions of existing products. However, there can be no assurance that the Company will be successful in its efforts. In the future, the Company's operating results may be impacted by a number of factors, including cancellation or delays of customer orders, interruption or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by the Company or its competitors, pricing pressures, and changes in general economic conditions. Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs, as well as the timing of orders by major customers, may cause operating results to fluctuate between quarters and between years.

LIQUIDITY AND CAPITAL RESOURCES
The Company has used internally generated funds, public and private offerings of common stock and preferred stock, sale and leaseback arrangements, and bank credit lines to finance its growth since 1983. Cash used in operations was $12.9 million in the first nine months of 1996 compared to cash generated by operations of $8.0 million in the first nine months of 1995. This increase in cash used in operations was primarily due to the paydown of accounts payable and other liabilities, increased net loss, and lower depreciation and amortization, partially offset by a decrease in accounts receivable and inventories, as well as the reduction in carrying value of assets related to the Company's discontinued operations. Net cash generated by investing activities was $7.5 million for the first nine months of 1996 compared to net cash used in investing activities of $18.7 million for the nine months ended September 30, 1995. This change is due primarily to cash generated from the sale of assets related to the Company's discontinued operations, as well as lower levels of spending related to property, equipment and intangible assets, as well as decreased capitalization of software. The Company expects the level of capital expenditures to decrease in 1996 compared to 1995. Net cash used in financing activities was $1.4 million during the first nine months of 1996 compared to net cash generated by financing activities of $10.4 million during the first nine months of 1995. This change is due primarily to lower sales of common stock, which was $4.9 million in the third quarter of 1995, and payments made to reduce collateralized borrowings during the second quarter of 1996. See Note 7 of Notes to Condensed Consolidated Financial Statements.

As of September 30, 1996, the Company had cash and cash equivalents totaling $5.8 million. The Company has a line of credit, which expires on June 30, 1997, in the amount of $15.0 million, of which $12.4 million was outstanding at September 30, 1996. See Note 7 of Notes to Condensed Consolidated Financial Statements. Working capital was $14.2 million at September 30, 1996, compared to $15.3 million at December 31, 1995. The Company's operating and product development activities have required significant cash.

On October 24, 1996, the Company entered into a financing commitment with an institutional investor for the private placement of up to $20 million of convertible preferred stock, pursuant to which the Company completed an initial placement of approximately $7 million with the option to fund the remaining amount in two separate installments by the fourth quarter of 1997. See Note 9 of Notes to Condensed Consolidated Financial Statements.

The Company anticipates that existing cash, lines of credit, and financing commitment, together with sources of additional liquidity, such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through the third quarter of 1997. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

CIT GROUP/OSUERF
On August 24, 1993, the Company filed a complaint against Oklahoma State University Education and Research Foundation, Inc. (OSUERF) in United States District Court claiming that OSUERF breached an exclusive subcontract for the Company to provide equipment to OSUERF under OSUERF's prime contract with the United States Army, TRADOC Division. On November 18, 1993, the Company amended the complaint to add Federal Leasing, Inc. (FLI) as a defendant. On February 4, 1994, the CIT Group/Equipment Financing Inc. (CIT), as an assignee of FLI's rights under the Financing Agreement, filed a complaint against the Company in United States District Court claiming indemnification from the Company. The Company responded to CIT's complaint by denying the material charging allegations and stating certain affirmative defenses. The OSUERF and CIT actions have been consolidated. On April 21, 1995, CIT filed a second amended complaint asserting, among other things, a claim for fraud against OSUERF. In March 1995, CIT and FLI separately moved for summary judgment against the Company seeking damages in the amount of $2.0 million. The Company opposed the respective motions. By order dated October 11, 1995 the court denied the summary judgment motions of CIT and FLI, respectively.

Subsequent to the denial of the summary judgment and for a variety of reasons, including the resignation of one judge, the case has been reassigned several times. Due to the recent recusal of another judge, the case is currently unassigned and awaiting reassignment. As a result, all pretrial dates and the trial date originally set for November 4, 1996, have been vacated.

The Company is currently in settlement discussions with CIT, FLI, and OSUERF, as well as Southwestern Bell Telephone Company in a related action. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

DATAPOINT CORPORATION
In a complaint filed December 20, 1993, in the United States District Court in Dallas, Texas, Datapoint Corporation (Datapoint) alleged that the Company had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. On September 27, 1995, the Company filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint can assert that the Company is infringing the patents in suit, or whether Datapoint's patents are invalid in light of the prior art. On April 24, 1996, a Special Master submitted a report which did not recommend that the Court adopt the Company's positions set forth in the motion.

The Court on September 16, 1996, adopted the report of the Special Master that the claims of the patents in suit be construed in a manner favorable to the plaintiff, and a trial date of February 3, 1997, has been scheduled. The parties at the request of the Court have filed status reports indicating that additional time will be required to prepare for trial. In the meantime the Company has filed motions to certify for appeal to the Federal Circuit on the issue of claim construction and to stay discovery, which motions are pending.

The Company believes that it has meritorious defenses to the allegations of the complaint and is pursuing an aggressive defense; however, there can be no assurance that the Company will prevail. If any of the claims were to be decided adversely to the defendants, the Company could be liable for monetary damages to the plaintiff and be subject to injunctive relief. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

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

The parties subsequently notified the United States District Court for the Western District of Oklahoma to reopen the case and to take it out of administrative closure. On October 2, 1996, the Court issued its Scheduling Order pursuant to which the matter has been set for trial in May 1997, with discovery to close April 1, 1997.

The Company is currently in settlement discussions with SWBT, as well as the parties in the related CIT Group/OSUERF litigation. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

PHILIPS CONSUMER ELECTRONICS COMPANY
The Company entered into a Joint Development and Marketing Agreement (JDMA) with Philips Consumer Electronics Company (Philips) dated January 12, 1994, for the supply of certain decoder units discussed in the Jabil matter below. By amendment to the JDMA on May 24, 1995, Philips agreed to pay the Company $2.6 million for all intellectual property jointly developed under the JDMA. In a related license agreement of May 12, 1995, the Company agreed to pay Philips $5.6 million for a license under background patents and other intellectual property. Philips owes the Company $1.3 million under the amendment, $0.9 million of which was due December 29, 1995. The Company owes Philips $3.3 million under the license agreement, $2.1 million of which was due December 29, 1995. The Company believes that Philips has failed to make certain technology disclosures required under the license agreement. The Company has initiated and is engaged in negotiations with Philips regarding disposition of rights and monies owed under the amendment and license agreement. Philips has indicated an interest in reaching a mutually acceptable, amicable solution. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

JABIL CIRCUITS, INC.
To fulfill a purchase order from Philips for the supply of certain decoder units, the Company placed a purchase order with Jabil Circuits, Inc. (Jabil) for the procurement of the component parts and the manufacture of the units. Due to the cancellation of the Philips purchase order, the Company canceled its purchase order with Jabil. By letter dated January 11, 1996, Jabil demanded that the Company issue a purchase order for approximately $6.5 million for the components which were outside the cancellation and reschedule windows. The Company has negotiated with Philips and Jabil regarding the disposition of the component inventory and responsibility for cost of inventory that cannot be disposed of by Jabil. A resolution of the inventory issue has been reached as between Jabil and Philips. CLI has made a claim against Philips for damages associated with the Jabil inventory. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's consolidated financial position.

MUELLER/SHIELDS
On or about March 15, 1996, a complaint was filed against the Company by Mueller/Shields OME in Superior Court of Orange County, California alleging breach of a marketing research contract. In the action entitled Mueller/Shields OME v. Compression Labs, Inc., Case No. 761079, Mueller/Shields sought $682,425 in compensatory damages, plus attorneys' fees provided by contract. Since the filing of its complaint, Mueller/Shields served notice of its application for a writ of attachment. Following service of the complaint and service of the writ application, the Company and Mueller/Shields reached agreement on the terms of a Settlement Agreement whereby the Company agreed to pay a total of approximately $600,000 (principal and interest) on an installment basis beginning in April 1996 and concluding in September 1996. The total principal and interest has been paid, and the underlying action was dismissed with prejudice on October 9, 1996.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the Quarter Ending September 30, 1996.

         (b)      Reports on Form 8-K

                  1. Report on Form 8-K/A Amendment No. 1 dated June 24, 1996, filed on August 23, 1996, reporting under Item 7 amending Report on Form 8-K, dated June 24, 1996, filed on July 9, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMPRESSION LABS, INCORPORATED



                       BY /s/ Michael E. Seifert
                          ------------------------------------------------------
                            Michael E. Seifert
                            Vice President, Finance and Chief Accounting Officer
November 11, 1996

                                 EXHIBIT INDEX

Exhibit No.                     Description

   27                          Financial Data Schedule