Form 10-K405
period 1996-12-31
COMPRESSION LABS INC
filed 1997-03-31
CIK 319085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                         Commission file number 0-13218

                           --------------------------

                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)



DELAWARE                                                            94-2390960
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

350 EAST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA                            95134
(Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code:  (408) 435-3000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing bid price of the Common Stock reported on the NASDAQ National Market was $36,752,223 as of March 14, 1997.

         The number of outstanding shares of the registrant's Common Stock as of March 14, 1997 was 15,892,853.

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1.      BUSINESS


GENERAL DEVELOPMENTS

         Compression Labs, Incorporated (CLI or the Company), incorporated in California in December 1976 and reincorporated in Delaware in October 1987, is a leader in the development, manufacture and marketing of visual communication systems based on Compressed Digital Video (CDV) technology. CLI's systems use proprietary and industry standard algorithms to compress the amount of data required to transmit digital video and audio signals, thereby significantly reducing the cost of transmitting these signals over terrestrial, microwave, cable or satellite networks. CLI's strategy is to use its expertise in CDV technology to enhance its position in videoconferencing and to monitor new markets such as the desktop and personal video markets.

         CLI's group and desktop videoconferencing systems permit users at different locations to conduct full-color, motion videoconferences ranging from two-way informal meetings between individuals to formal meetings between large groups at multiple locations. CLI's present families of videoconferencing systems include Rembrandt II/VP and Radiance videoconferencing systems, the eclipse family of mid-range videoconferencing systems, and the CLI Desktop Video family. Videoconferencing systems operate worldwide over a broad range of transmission speeds from 56 kilobits per second (kbps) to 2.048 megabits per second (mbps) for the Rembrandt and Radiance Systems, 768 kbps for the eclipse, and 384 kbps for the desktop. All of CLI's current videoconferencing systems comply with the International Telecommunication Union-Telecommunication
(ITU-T) H.320 videoconferencing standard, and most also provide customer-selectable proprietary algorithms. The videoconferencing market has grown as a result of improvements in the price/performance of videoconferencing systems, decreases in transmission costs and increased availability of switched digital transmission services. However, there can be no assurance that this market growth will continue in the future.


INDUSTRY BACKGROUND

         Over the past two decades, the advent of CDV technology has enabled the development of cost effective products for the growing videoconferencing market, increasing productivity and decreasing costs by enhancing the effectiveness of business, education and government communication.

         Effectiveness in today's fast-paced business environment demands accurate and timely exchange of information by individuals and groups, often at distant locations. Telephones and facsimile machines have become essential business tools by providing communication in convenient and inexpensive formats. In many situations, however, information cannot be transferred effectively by telephone or in writing, and more natural face-to-face communication is necessary. A substantial portion of business travel today is undertaken in order to permit such face-to-face communication. CLI believes that the utilization of visual communication systems, such as videoconferencing systems, has enhanced productivity by allowing meaningful and timely face-to-face contact and has lowered costs by reducing business travel.

         The concept of visual communications was introduced in 1964 at the New York World's Fair when AT&T Corporation exhibited a prototype of its picturephone. At that time, however, videoconferencing was commercially impractical because transmitting uncompressed video signals was prohibitively expensive for business users. In the late 1970s, the first video compression system, called a "codec" (coder-decoder), was introduced. The market acceptance of early videoconferencing systems was limited because of high hardware and transmission costs and the limited availability of transmission facilities. The first companies to adopt videoconferencing utilized dedicated private networks established expressly for videoconferencing.

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

         Since the mid-1980s, driven by competition among telecommunication carriers and technologies such as fiber optics, the cost of transmission services has continued to decrease significantly. During this same period, the availability of private networks and switched services increased dramatically. Switched digital transmission services are now available in most United States metropolitan areas. Advances in CDV technology during this period also resulted in the introduction of products with improved picture and audio quality. In the mid-1980s, video compression systems were introduced that operated at transmission rates below the standard T1 rate, although these low bandwidth systems often failed to achieve picture quality acceptable to most users. By the late 1980s, continued improvements in CDV technology and the increasing availability of public switched services at bandwidths up to 384 kbps had resulted in increased user acceptance of videoconferencing.

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


CLI STRATEGY

         CLI is a leader in video compression technology and believes that its large worldwide installed base of videoconferencing systems affords CLI significant competitive advantages. CLI's strategy is to strengthen its position as a leading supplier of a full range of high performance value group and desktop videoconferencing systems. CLI's strategy includes several key elements:

         Technology Leadership

         CLI has pioneered video compression technology and continues to develop videoconferencing systems with enhanced picture and audio quality and features at lower costs.

         Broad Range of Videoconferencing Products

         CLI has one of the broadest product lines in the videoconferencing industry, spanning a wide range of market applications and operating at transmission rates from 56 kbps to 2.048 mbps. CLI believes supplying a full range of products to satisfy a customer's complete video communication needs will be important to its future success.

         Compliance with Industry Standards

         CLI believes that the adoption of industry standards has expanded the worldwide videoconferencing market by allowing systems from different manufacturers to communicate with one another. The Rembrandt II/VP, Radiance, eclipse, and CLI Desktop Video product families all conform with the ITU-T
H.320 and T.120 videoconferencing standard that allows communication with CLI and other vendors' products through industry standard communication modes. Where standards do not exist, CLI has innovated to provide their customers with additional value through proprietary implementations.

CLI TECHNOLOGY

         CLI has been a leader in the evolution of CDV technology for videoconferencing. Since the inception of this market, CLI's development efforts are primarily directed at achieving greater levels of compression, improving picture and sound quality and system functionality, continuing to reduce system costs, and supporting and improving industry standards. CLI's continued success in its chosen markets is dependent in part on the results of its ongoing technology and product development efforts.

         Early codecs, introduced in the late 1970s, used a technique called interframe coding that achieved compression by measuring differences between frames and transmitting only those differences, refreshing the unchanged elements in the frame from memory. Interframe coding is useful in scenes where there is limited motion but can cause image degradation, such as blurring or jerkiness, in scenes that contain significant motion. This technique required a high rate of transmission to overcome its inherent limitations in motion sequences.

         In 1982, CLI developed the first videoconferencing system that operated at T1 rates incorporating a proprietary algorithm utilizing intraframe coding. Intraframe coding does not measure differences between frames but rather achieves compression by breaking each individual frame into blocks and assigning bits to each block based on the complexity of the scene in that block. Although intraframe coding causes a slight degradation of detail resolution in a picture, it maintains picture quality independent of the amount of motion in the picture. This algorithm technique was based on Discrete Cosine Transform (DCT) technology.

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

         In 1987, CLI introduced a new proprietary algorithm called Cosine Transform Extended (CTX) which achieved transmission rates as low as 56 kbps by adding motion compensation to the techniques pioneered in earlier codecs. Motion compensation was an advancement in interframe techniques that allowed detection and coding of the portions of the picture which are in motion.

         In 1991, CLI announced the CTX Plus algorithm which significantly improved picture resolution and increased frame rates at transmission rates of 384 kbps and above, thereby providing near-broadcast image quality. CLI's Radiance and Rembrandt II/VP families of large group videoconferencing products incorporate the CTX and CTX Plus algorithms, as well as the ITU-T H.261 standard. The eclipse gold models fully comply with the most recent ITU-T standards and have transmission speeds ranging from 56 kbps to 2.048 mbps.

         DCT technology has been the basis of all CLI products since 1982. The DCT technology has been adopted as the foundation of the ITU-T H.261 video standard, as well as the evolving MPEG standards for broadcast, cable and desktop applications, and Joint Photographic Experts Group (JPEG) standard for still image compression. CLI believes that its expertise in DCT technology gives it a competitive advantage by simplifying the development of products that are compatible with industry standards, while providing superior performance through proprietary enhancements when operating in either the industry standard or proprietary modes. To achieve these enhancements in the future, CLI also continues to develop methods for pre- and post-processing video signals utilizing techniques such as motion adaptive scene filtering in order to improve performance of systems utilizing either industry standard or proprietary algorithms.

         CLI designs application specific integrated circuits (ASICs) for its products and cooperates with certain semiconductor vendors who are developing semiconductor chips which CLI believes are important to its business. Both activities are directed at reducing costs, enhancing performance, and increasing flexibility in CLI's products. In many cases, CLI is able to add elements of its proprietary technology with the implementation of these chips in order to obtain cost and performance advantages compared to other users of such chips.


VIDEOCONFERENCING PRODUCTS

         CLI offers a broad range of group and desktop videoconferencing products which includes the Rembrandt II/VP large group video codec family, the Radiance family of prepackaged large group videoconferencing systems, the eclipse mid-range group videoconferencing systems, the CLI Desktop Video family, and Multipoint Control Units. CLI's videoconferencing systems offer two-way, full-color, motion videoconferencing at various bandwidths ranging from 56 kbps to 2.048 mbps. These systems enable the user to transmit compressed video, audio, data and graphics over digital telecommunications channels. System users can transmit the compressed signals over terrestrial, satellite or microwave networks. CLI's video-conferencing products are used in point-to-point or multipoint videoconferences. In a point-to-point videoconference, audio and full-color, motion images are transmitted simultaneously in both directions so that the participants at one site interact with the participants at the other site as in a normal meeting. In a multipoint conference, participants in three or more locations can interact with each location and are able to see and hear the participant who is speaking. CLI systems work in conjunction with both dedicated network facilities and a variety of switched network facilities, offering customers maximum networking flexibility.

         Rembrandt II/VP

         The principal component in CLI's videoconferencing systems is the codec. One codec is required at each conference site to perform both coding and decoding functions. The Rembrandt II/VP, which CLI began shipping in the second half of 1991, incorporates CLI's proprietary CDV technology and was the industry's first codec to address the entire spectrum of videoconferencing applications in a single product. These codecs support transmission rates from 56 kbps to 2.048 mbps, support the CTX and CTX Plus proprietary algorithms, provide backward compatibility to CLI's older products, and support the ITU-T
H.261 standard. CLI believes that its proprietary algorithms (CTX at lower bandwidths and CTX Plus at bandwidths of 384 kbps and above) provide picture quality superior to the ITU-T H.261 standard. The Rembrandt II/VP list prices range from $38,000 to $48,500, excluding options.

         Radiance Group Videoconferencing Systems

         CLI's Radiance large group videoconferencing systems, first shipped in January 1994, are complete, prepackaged large group systems which achieve up to 30 frames per second (fps) and 480 lines of resolution at bandwidths ranging from 56 kbps to 2.048 mbps. These systems come fully assembled for easy installation, use, and maintenance, and utilize a tabletop touchpanel based on CLI's Self-Guide user interface, which provides intuitive control via menus and icons to guide the user. Radiance systems are interoperable with CLI's Rembrandt II/VP codec, eclipse mid-range group systems, and CLI Desktop Video products worldwide, as well as with other codecs that meet ITU-T H.320 standards. The Radiance list prices range from $52,400 to $77,900, excluding options.

         eclipse Group Videoconferencing Systems

         CLI's eclipse mid-range group videoconferencing systems, the first product of which was introduced in early 1993, are complete, full-featured videoconferencing systems priced as low as $26,400. The codec is housed in an Intel Corporation (Intel) standard personal computer chassis with both a hard disk and 3 1/2 inch floppy disk for software updates. The eclipse systems also include an advanced, industry standard audio system with tabletop microphones, full-duplex capability and integrated echo cancellation, which uses as little as 16 kbps of the 112/128 kbps bandwidth for audio. The eclipse comes with high-quality video, capable of communicating using the ITU-T H.320 industry standard or provides backward compatibility to other CLI systems using CLI's CTX proprietary algorithm for communicating with older CLI systems. The eclipse offers as standard features an auto-focus camera with pan/tilt/zoom capabilities, easy-to-use presets, a choice of built-in line interfaces for virtually every type of network, multipoint readiness, picture-in-picture, and CLI's Self-Guide user interface. In 1995, the eclipse product family was expanded to include a variety of models ranging from table top to dual monitor systems. These eclipse 8200 models were fully compliant with ITU-T standards and offer full common intermediate format (FCIF) resolution, integrated network interface supporting highly-affordable transmission speeds up to 112/128 kbps, wideband audio up to 7 kHz, enhanced video from customized VLSI circuits specifically designed for pre- and post-processing, far-end camera control, high-resolution graphics, 27-inch monitors, wireless Self-Guide remote control unit, a pan/tilt/zoom automatic-focus camera, and a variety of auxiliary document cameras. The eclipse 8300 models included the same features as the eclipse 8200 with the additional capability of transmission speeds up to 768 kbps. In April 1996, CLI further expanded the eclipse product line with the introduction of the eclipse gold product family. These recently introduced models, which replaced the 8200 and 8300 models, offer features identical to the eclipse 8300 with the option of improved video quality at 30 frames per second, transmission rates of up to 768 kbps and a T.120 multimedia gateway.
T.120 is an evolving series of standards from the ITU-T that are aimed at facilitating "audio-graphic", multimedia conferencing for collaborative working meetings and distance learning applications. Available as options on eclipse are: multipoint chair control, dual monitors, the automatic focus SuperGraphicCam document camera and an inverse multiplexer. eclipse gold list prices begin at $26,400 and through bundled configurations can range up to $48,400, excluding options.

         CLI Desktop Video Systems

In January 1996, CLI announced a CLI Desktop Video family of products to run on PCs powered by Intel's Pentium(TM)1 microprocessor under Microsoft Windows versions 3.1 and 95. This family of products initially includes two models: CLI Desktop Video 1000 and CLI Desktop Video 2000. CLI Desktop Video products are kits consisting of a fixed digital camera, a single codec board incorporating an integrated services digital network basic rate interface, a telephone handset, and a choice of data collaboration software, including Intel's ProShare(TM)1 Premier data collaboration software. In the future, the product line will also support DataBeam's FarSite(TM)2 data collaboration software. The CLI Desktop Video 1000 and 2000 models are capable of transmission speeds ranging from 56 kbps to 384 kbps. CLI Desktop Video list prices range from $1,795 for level solutions up to $4,995 for a bundled solution with a Pentium PC.

         Multipoint Control Units

         CLI also offers the Multipoint 2 Control Unit (MCU), a device that allows people at multiple locations to participate in a fully interactive videoconference. During a multipoint videoconference, the MCU acts as an audio bridge and a controller, switching among different sites so participants can see the person who is speaking and hear all other participants in the conference. This switching can be voice-activated or manually controlled. The MCU is compliant with the international multipoint videoconferencing standards established by the ITU-T and is compatible with videoconferencing systems from any manufacturer who supports those international standards. In addition, MCUs are compatible with the large installed base of CLI Rembrandt II/VP and other codecs with compatible audio and communications configurations. List prices for MCUs range from approximately $19,995 for a 4-user unit to approximately $200,000 for a large system usable in a headquarters location, depending on the number of ports and options required.

SALES AND MARKETING

         CLI markets its videoconferencing systems to business, government, health care and education customers. These customers frequently have multiple domestic and/or international locations and often specify a single vendor to supply videoconferencing equipment on a worldwide basis. CLI believes that the sales effort to this sophisticated customer base requires the initiation and maintenance of multilevel contacts in order to address the customers' multi-location application and support needs. Historically, a significant portion of CLI's sales have been to its existing customer base. Nonetheless, CLI is committed to expanding sales outside of its current customer base and believes that new customers are an important part of CLI's future revenue growth. See "Risk Factors - Appearance of Viability," " - Product
Development and Rapid Technological Change," and " - Highly Competitive
Industry."

         CLI believes that at least 35% of CLI's revenues from videoconferencing products in 1995 and 1996 were achieved through indirect channels, which include resellers and co-marketers (collectively, Resellers). To that end, CLI has entered into a strategic co-marketing agreement with Lucent Technologies (formerly AT&T Corporation). These co-marketers provide sales leads and customer prospects for direct customer sales by CLI's domestic sales force. In addition, CLI has a number of Reseller agreements in the United States with companies including Norstan, Inc., Pacific Bell, and Williams Telecommunications, Inc. These Resellers sell CLI's videoconferencing products directly to end-users.

Internationally, CLI markets its videoconferencing products in most countries outside the United States through distributors. CLI is attempting to increase its new customer base by expanding its distribution channels. CLI's products are distributed in over 50 countries outside the United States under distribution agreements and arrangements with over 30 companies, including Internet Video Communications in the United Kingdom, Telecom Video Systems in France, Deutsch Telekom in Germany, SOEI Tsusho Company, Ltd. in Japan, Daewoo in Korea, Teledata in Southeast Asia, and Keytech S.A. in Argentina. Agreements with these distributors generally provide for pricing and volume discounts, order lead times, designation of a specific geographic territory and other terms and conditions. Distributors typically order products only upon receipt of an order from an end-user customer and generally provide local customer
support, including installation and maintenance.   In 1993, CLI opened its
first international sales offices in Brussels, Belgium and Beijing, People's Republic

------------------------
   1 (TM)Pentium and (TM)ProShare are trademarks of Intel Corporation

   2 (TM)FarSite is a trademark of DataBeam Corporation of China. CLI recently closed the Brussels sales office and has entered into an agreement with Multimedia and Teleconferencing Systems, Limited located in Berkshire, United Kingdom to manage CLI's international sales operations in Europe, Africa, the Middle East and India. In 1995 and 1996, revenue from non-United States customers represented 22% and 21%, respectively, of total revenues. See Note 11 of Notes to Consolidated Financial Statements in Item 8. See "Risk Factors - International Sales."

         CLI believes that the availability of demonstration systems and financing programs significantly enhances its direct sales and marketing efforts. CLI provides videoconferencing equipment to customers and potential customers on a short-term loan or monthly rental basis in order to allow hands-on use of the equipment.

         As of February 1997, CLI had 120 direct sales, marketing and customer support personnel domestically and in three foreign countries.

CUSTOMER SERVICE AND SUPPORT

         CLI believes that customer service and support are important competitive factors. CLI provides service and support in more than 50 countries worldwide either directly or in conjunction with its distributors, Resellers and contract service providers. CLI and its contract service providers typically provide comprehensive support to all customers to which CLI sells direct. Customers who buy CLI products indirectly generally receive their primary level of support from CLI's Resellers and supplemental support from CLI. All distributors, Resellers and service providers are trained by CLI to provide the appropriate level of service for CLI's products. CLI's service strategy for much of its product line is predicated on designing products with diagnostic capabilities and maintaining a toll-free Customer Support Hotline staffed by technical support personnel who diagnose problems remotely. The remote diagnostic capabilities of many of CLI's products often allow CLI's Technical Support Center personnel to cost-effectively service its products without requiring on-site service visits. To further augment CLI's service capabilities, CLI signed an agreement in late 1995 with Lucent Technologies under which Lucent Technologies will supply technicians who will provide installation and service for designated CLI videoconferences customers throughout the United States. See "Risk Factors - Appearance of Viability."

         CLI provides installation and on-site service through its regionally deployed technical support staff in select major cities or regional, national, or multinational third-party service providers. CLI offers a variety of maintenance plans to accommodate the various maintenance requirements in the marketplace. Service revenue as a percentage of total revenue was 6.8% in 1994, 10.3% in 1995 and 14.7% in 1996.

         CLI generally warrants its products to be free of defects in materials and workmanship for periods ranging from three months to fourteen months from date of shipment or twelve months from date of installation, depending on the product. To date, defective product returns have not been material.

CUSTOMERS

         CLI's products have been sold to organizations in such diverse industries as aerospace, banking, communications, education, electronics, food and consumer products, and pharmaceuticals, as well as in government and telemedicine. In 1994, 1995 and 1996, there was no single customer that accounted for greater than 10% of total revenues. In 1994, 1995 and 1996, sales to international customers represented approximately 18%, 22%, and 21%, respectively, of CLI's total revenues.

RESEARCH AND DEVELOPMENT

         Since its inception, CLI has recognized that a strong technical base is essential to its long-term success and has made a substantial investment in research and development. CLI's total research and development expenditures in 1994, 1995 and 1996, aggregated $15.1 million, $14.8 million and $14.5 million, respectively. Research and development expenditures consisted of research and development expense, cost of revenues related to research and development contracts and capitalized software development costs as summarized in the table in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development Expense."

The videoconferencing market is characterized by rapid and significant change in technology and user needs, requiring substantial product development expenditures. These changes have resulted in frequent product introductions characterized by better picture quality at lower bandwidths and reduced prices. CLI's ongoing videoconferencing research and development efforts are focused on continued improvements in its CDV technology, product developments and product enhancements. CLI's future success in this market will depend to a large extent on its ability to maintain its competitive technological position and to continue to develop, on a cost effective and timely basis, technologically advanced videoconferencing products that meet changing user needs. There can be no assurance that CLI's product development efforts will be successful. See "Risk Factors - Product Development and Rapid Technological Change."

COMPETITION

         CLI believes that the market for videoconferencing systems ranges from applications for more formal meetings that require very high picture quality using higher bandwidths to applications such as informal meetings in which reduced picture quality at lower bandwidths is acceptable in return for significantly lower equipment and transmission costs.

         CLI believes that the principal competitive factor in the videoconferencing market is the ability to provide easy-to-use, cost effective, enterprise-wide videoconferencing solutions. Performance, price, picture quality, audio quality, bandwidth flexibility, network compatibility, standards compliance, reliability, ease of use and diversity of features are important product features; distribution and customer support are also important service factors. While the relative importance of these factors varies from customer to customer, CLI believes that it is competitive in each of these areas.

         The videoconferencing industry is intensely competitive. CLI currently competes with numerous vendors of videoconferencing equipment including PictureTel Corporation (PictureTel), Sony Corporation (Sony), VTEL Corporation
(VTEL), General Plessey Telecommunications (GPT), Canvas Visual Communications (formerly known as British Telecom), Nippon Electric Corporation (NEC), Panasonic, Ltd. (Panasonic), Mitsubishi, Ltd. (Mitsubishi), Fujitsu, Ltd. (Fujitsu), Intel and literally dozens of other companies offering desktop videoconferencing solutions. Many of these competitors have significantly greater technical and financial resources than CLI and also enjoy greater brand-awareness among customers. CLI also expects other competitors to enter the marketplace as demand for videoconferencing equipment continues its rapid rate of growth. In particular, CLI expects increased competition from Japanese manufacturers, such as NEC and Sony that are now making substantial investments in order to enter the market. In addition, Intel has recently introduced a new version of its Pentium processor, known as MMX(TM)1, that improves the ability of PCs to provide for video conferencing, which is expected to result in increased competition as consumers are offered the choice of economical desktop video conferencing on their PCs as an alternative to CLI's systems. CLI believes that its ability to compete will depend on a number of factors, including the amount of financial resources available to CLI, success and timing of new product developments by CLI and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that CLI will be able to compete successfully with respect to these factors. If CLI cannot continue to offer new videoconferencing products with improved performance and reduced cost, its competitive position will erode. Moreover, competitive price reductions may adversely affect CLI's results of operations.

         In December 1990, the ITU-T adopted a worldwide videoconferencing standard, commonly referred to as H.261 or px64, for transmitting video images over digital networks at data transmission rates ranging from 64 kbps to 2.048 mbps. This standard has become a part of the ITU-T standards, an evolving set of standards which permit interoperability among videoconferencing systems from different vendors. Although acceptance of the ITU-T standards is expected to increase demand for videoconferencing products in general, the widespread acceptance of these standards and other related emerging international standards may make the advantage of CLI's proprietary technology less significant. In particular, the emergence of industry standards may lower barriers to entry and result in increased price competition. See "Risk Factors
- Highly Competitive Industry."

-------------------
   1 (TM)MMX is a trademark of Intel Corporation

MANUFACTURING

         CLI's manufacturing organization performs materials planning, production scheduling, mechanical assembly, board testing, system integration, burn-in, and final system testing of videoconferencing codec and integrated systems. The organization performs quality assurance testing on selected purchased parts, board assemblies and finished products during the course of the manufacturing process. Some components are purchased through a small number of selected component distributors who provide completed assemblies for printed circuit boards. The parts which come in kits are drop-shipped from the component distributor directly to selected subcontract assembly houses. Some components are purchased directly from various manufacturers and are assembled and tested at CLI. Some videoconferencing equipment is purchased in its entirety from suppliers and shipped to CLI where it may be integrated and tested to customer specifications.

         CLI uses many standard parts and components for its products. Several of the critical components used in CLI's products, including certain custom and programmable semiconductors, such as the Video Processor, are currently available only from single or limited sources. In addition, CLI relies on a few vendors to turnkey manufacture certain of its products. CLI has executed master purchase agreements with some of the suppliers of these sole or limited source components. CLI purchases the remainder of these sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with these sole or limited source suppliers. Therefore, these suppliers are not obligated to supply products to CLI for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although CLI expects that these suppliers will continue to meet its requirements for the components, there can be no assurance that they will do so. Certain suppliers, due to CLI's shortages in available cash, have put CLI on a cash or prepay basis and/or required CLI to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with CLI. In addition, certain suppliers already have terminated their relationships with CLI. An interruption or reduction in supply of any key components, excessive rework costs associated with defective components or process errors, or a failure to continually decrease vendor prices can adversely affect CLI's operating results and damage customer relationships. See "Risk Factors - Dependence on Key Vendors."

QUALITY

         CLI has a quality function with a Quality Council assigned to oversee the implementation of a Total Quality Management (TQM) process and culture throughout CLI. A cross-functional TQM council has been organized to support and manage process quality improvement teams which focus on continuous improvement of CLI's various products and processes used throughout CLI. CLI has been granted the International Organization for Standardization 9001 certification for its videoconferencing products operations.

PATENTS AND TRADEMARKS

         CLI currently holds six United States patents relating to video compression, five of which are jointly held by Charger Industries, Incorporated, a subsidiary of General Instrument Corporation, following the sale of CLI's broadcast products division in June 1996. The patents cover CLI's scene-adaptive coding and DCT techniques and expire between the year 2000 and the year 2004. These techniques, together with the DXC, CTX and CTX Plus algorithms, serve as the basis of CLI's videoconferencing product lines. CLI also holds three United States patents relating to facsimile compression.

         There can be no assurance that CLI's current patents will be upheld as valid. Although CLI believes its patents are valuable, it also believes that its future success depends primarily upon its technical and engineering competence and the creative skills of its personnel.

         In addition to potential patent protection, CLI relies on the laws prohibiting unfair competition and the laws of copyright, trademark and trade secrets to protect its proprietary rights. CLI also utilizes nondisclosure agreements and internal secrecy procedures.

         CLI believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, CLI has received communications from third parties asserting that features or content of certain of its products may infringe intellectual property rights of such parties. To date, no such claims have had an adverse effect on CLI's ability to develop and market its products. There can be no assurance, however, that third parties will not assert or prevail in infringement claims against CLI with respect to current or future products or that any such assertion may not require CLI to enter into royalty arrangements or result in costly litigation. For example, Datapoint Corporation has filed suit claiming that certain of CLI's products infringe its patents. See "Legal Proceedings." Patent litigation or royalty arrangements entered into to avoid or settle litigation could have a material adverse effect upon CLI's business, operating results and financial condition.


EMPLOYEES

         CLI's success depends to a large extent on the skill and competence of its employees. There can be no assurance that CLI will be able to continue to attract, retain and motivate competent employees.

         As of February 28, 1997, CLI employed 317 people full-time in its operations, including 87 in manufacturing, 79 in engineering, research and development, 120 in sales and marketing and 31 in administration. In addition, CLI also employs a number of temporary employees. CLI has also had substantial layoffs and experienced high turnover among its management and executive officers. None of CLI's employees are represented by a collective bargaining agreement. CLI believes its relationship with its employees is good. See "Risk Factors - Reliance on Key Personnel."

DISCONTINUED OPERATIONS AND RESTRUCTURING

         On November 30, 1995, CLI adopted a strategic plan to discontinue the operation comprising the broadcast products division. This division manufactured and sold broadcast video products to commercial end-users.

        Additionally, in the first quarter of 1996, CLI decided to restructure the videoconferencing division in order to seek profitability and growth. This resulted in adjustments that were recorded as of December 31, 1995 to carrying values of assets that were impacted - primarily inventories, capitalized software and accounts receivable. In conjunction with this action, CLI also reduced its permanent and temporary workforce by approximately 90 people in March 1996 and identified a number of offices that would be closed. Severance and other expenses associated with this action were reflected in the results of the first quarter of 1996. In the fourth quarter of 1996, management recorded an additional loss on disposal of the broadcast products division of $6,689,000, or $.43 per share, due primarily to accounts receivable associated with the broadcast products division for which payment experience has been less than previously estimated. See Note 2 of Notes to Consolidated Financial Statements in Item 8.

PENDING MERGER AGREEMENT

         On January 6, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (Merger) with VTEL Corporation (VTEL), a designer, manufacturer and marketer of multi-media conferencing systems, and VTEL-Sub, Inc. (Merger Sub), a wholly owned subsidiary of VTEL organized solely for the purpose of facilitating the Merger. Upon consummation of the Merger and the transactions associated therewith, Merger Sub will merge with the Company, and the Company will continue as the surviving company and a wholly owned subsidiary of VTEL. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

RISK FACTORS

         Net Loss

         CLI has experienced losses from continuing operations in eleven of the last twelve fiscal quarters and in each of the last five full fiscal years beginning with 1992. CLI sustained a net loss of $57.6 million and $20.4 million in 1995 and 1996, respectively. In 1994 CLI had net income of $0.1 million. There also can be no assurance that CLI will be able to achieve a profit in 1997 or in subsequent quarters and years. In the future, CLI's ability to achieve and sustain profitable operations will depend upon a number of factors, including CLI's ability to control costs; CLI's ability to generate sufficient cash from operations or obtain additional funds to fund its operating expenses; CLI's ability to develop innovative and cost-competitive new products and to bring those products to market in a timely manner; competitive factors such as new product introductions, product enhancements and aggressive marketing and pricing practices; general economic conditions; and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Negative Cash Flow/Limited Working Capital

         CLI's history of operating losses and product development activity has required significant cash funding. As of December 31, 1996, CLI had working capital of $8.7 million. CLI anticipates that existing cash and lines of credit, together with other sources of liquidity such as private or public offerings, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through the fourth quarter of 1997. CLI will need to significantly reduce operating expenses and/or significantly increase revenue in order to finance its working capital needs with cash generated by operations, and there can be no assurance that it will be able to do so.

         CLI expects that it will require significant additional financing to support its future operations. There can be no assurance that any such additional financing will be available to CLI on a timely basis or, if available, will be on acceptable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         In October 1996, CLI obtained $7.0 million through a private sale to purchasers of Series C Convertible Preferred Stock. Under the purchase agreement with the purchasers, CLI may issue to such purchasers up to an additional $13.0 million of CLI preferred stock in two separate installments by the fourth quarter of 1997, if certain conditions are met. The right to additional funding under such purchase agreement will terminate upon consummation of the Merger with VTEL. See Note 15 of Notes to Consolidated Financial Statements in Item 8.

         Should CLI be unable to sell additional preferred stock to such purchasers or should additional funding be required, there can be no assurance that such funding will be available on acceptable terms as and when required by CLI.

         Potential Dilution From Additional Financing

         CLI may be required or may choose to sell equity securities to obtain financing in the future, including the sale of additional CLI preferred stock to certain investors. If CLI sells additional equity securities, investors holding CLI Common Stock may incur additional dilution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Appearance Of Viability

         CLI sells relatively low volume, high unit dollar complex capital equipment systems typically requiring ongoing service requirements. CLI's existing and potential customers have expressed concern regarding CLI's ability to maintain itself as a going concern over the next several years in relation to meeting their future technology needs and ongoing service requirements. These concerns could negatively impact CLI's ability to obtain future orders.

         Fluctuations In Quarterly Performance

         CLI has experienced substantial fluctuation in operating results. CLI's product sales have historically been derived primarily from the sale of videoconferencing systems and related equipment, the market for which is still developing. Most of CLI's products are complex capital equipment systems and/or involve significant equipment deployment; as such, these products typically involve long order and sales cycles. Additionally, CLI's revenues have typically occurred predominantly in the third month of each fiscal quarter. CLI believes that this is due in some part to the timing of the capital equipment budget procedures of its customers. Accordingly, CLI's quarterly results of operations are difficult to predict, and delays in the introduction or acceptance of new products, delays in orders for existing products in anticipation of new products, or delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating results to fall substantially short of anticipated levels. CLI's total revenues and results of operations could also be adversely affected by delays in achievement of planned cost reductions, cancellations of orders, interruptions or delays in supply of key components, failure of new products to meet specifications or performance expectations, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by CLI or its competitors, increased competition and reductions in average selling prices.

         High Levels Of Inventory And Accounts Receivable

         The concentration of customer orders in the third month of each quarter, together with relatively long manufacturing lead times, have required CLI to maintain high levels of inventory in order to deliver products on a timely basis. CLI also maintains equipment in inventory to provide demonstration systems to customers or potential customers on a short-term loan basis or on a monthly rental basis. Due to the rapid rate of change in CLI's industry, a large inventory poses the risk of inventory obsolescence or delay in realization of manufacturing cost improvements, either of which could have a material adverse effect on CLI's financial results. In addition, CLI's accounts receivable, net were $29.2 million at December 31, 1996. CLI expects accounts receivable and inventory balances to fluctuate in the future. Among other things, introduction of new products requires the purchase and accumulation of significant amounts of inventory prior to the realization of revenue from the new products. Accordingly, CLI has in place a number of ongoing and planned measures to manage both inventories and accounts receivable; however, there can be no assurance that CLI can maintain its level of asset utilization in the future. Any significant increases in accounts receivable and inventories would result in a significant use of cash. CLI continues to finance accounts receivable and inventories through public and private offerings of equity securities and bank credit lines. There can be no assurance that CLI will be able to reduce or maintain its inventory and accounts receivable levels in the future.

         Product Development And Rapid Technological Change

         The videoconferencing market is characterized by rapid and significant change in technology and user needs, requiring substantial product development expenditures. These changes have resulted in frequent product introductions generally characterized by improved video and audio performance, added functionality and reduced prices. CLI's future success will depend to a large extent on its ability to maintain its competitive technological position and to continue to develop, on a cost effective and timely basis, technologically advanced products that meet changing user needs, including the development of a next generation group videoconferencing system. There can be no assurance that CLI's product development efforts will be successful. In addition, customers may delay purchase decisions on existing products in anticipation of new products, which typically have higher initial manufacturing costs, higher initial component costs and lower initial overall gross margins than more mature products. The introduction of new products by CLI or its competitors may also pose the risk of inventory obsolescence. See " - Negative Cash Flow/Limited Working Capital" and "Business - Research and Development."

         Highly Competitive Industry

         The videoconferencing industry is intensely competitive. CLI currently competes with numerous vendors of videoconferencing equipment including PictureTel, Sony, VTEL, GPT, Canvas Visual Communications, NEC, Panasonic, Mitsubishi, Fujitsu, Intel and literally dozens of other companies offering desktop videoconferencing solutions. Many of these competitors have significantly greater technical and financial resources than CLI and also enjoy greater brand-awareness among customers. CLI also expects other competitors to enter the marketplace as demand for videoconferencing equipment continues its rapid rate of growth. In particular, CLI expects increased competition from Japanese manufacturers, such as NEC and Sony, that are now making substantial investments in order to enter the market. In addition, Intel has recently introduced a new version of its Pentium processor, known as MMX(TM), that improves ability of PCs to provide for video conferencing, which is expected to result in increased competition as consumers are offered the choice of economical desktop video conferencing on their PCs as an alternative to CLI's systems. CLI believes that its ability to compete will depend on a number of factors, including the amount of financial resources available to CLI, success and timing of new product developments by CLI and its competitors, product performance, price and quality, breadth of distribution and customer support. There can be no assurance that CLI will be able to compete successfully with respect to these factors. If CLI cannot continue to offer new videoconferencing products with improved performance and reduced cost, its competitive position will erode. Moreover, competitive price reductions may adversely affect CLI's results of operations. See "Business - Competition."

         Dependence On Key Vendors

         Several of the critical components used in CLI's products, including certain custom and programmable semiconductors, such as the Video Processor, are currently available only from single or limited sources. In addition, CLI relies on a few vendors to turnkey manufacture certain of its products. CLI has executed master purchase agreements with some of the suppliers of these sole or limited source components. CLI purchases the remainder of these sole or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with these sole or limited source suppliers. Therefore, these suppliers are not obligated to supply products to CLI for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although CLI expects that these suppliers will continue to meet its requirements for the components, there can be no assurance that they will do so. Certain suppliers, due to CLI's shortages in available cash, have put CLI on a cash or prepay basis and/or required CLI to provide security for their risk in procuring components or reserving manufacturing time, and there is a risk that suppliers will discontinue their relationship with CLI. In addition, certain suppliers already have terminated their relationships with CLI. An interruption or reduction in supply of any key components, excessive rework costs associated with defective components or process errors, or a failure to continually decrease vendor prices can adversely affect CLI's operating results and damage customer relationships. See "Business - Manufacturing."

         Reliance On Key Personnel

         The success of CLI depends to a large extent on a small number of key technical and managerial personnel, the loss of one or more of whom could have a material adverse effect on the business of CLI and in part on its ability to continue to attract, retain and motivate additional highly skilled personnel, who are in great demand. CLI has experienced high turnover among its executive officers within the past year, including its Chief Executive Officer, its Executive Vice President, its Chief Financial Officer and several of its Vice Presidents. CLI has also had substantial layoffs. Because of CLI's financial difficulties, it has become increasingly difficult for it to hire new employees and retain key management and current employees. CLI has implemented a retention program for certain key employees in an effort to retain key personnel. Additionally, T. Gary Trimm, President and Chief Executive Officer of CLI, has an employment contract with CLI that provides incentives to him to remain at CLI but allows him to terminate his employment at any time. CLI does not carry any key person life insurance with respect to any of its personnel. In addition, it is a condition to future issuances of preferred stock to the purchasers of CLI Class C Preferred Stock that Mr. Trimm remain President and Chief Executive Officer of CLI.

         Volatility Of Stock Price

         CLI's Common Stock has historically been subject to substantial price volatility, particularly as a result of announcements of new products by CLI or its competitors, quarter-to-quarter variations in the financial results of CLI or its competitors and changes in earnings estimates by industry analysts. In addition, the stock market has experienced, and continues to experience, price and volume fluctuations which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Stock.

         Such stock price volatility for the Common Stock has in the past provoked securities litigation, and future volatility could provoke litigation in the future that could divert substantial management resources and have an adverse effect on CLI's results of operations.

         International Sales

         CLI expects that international sales, particularly sales to the People's Republic of China, will represent between 15% to 20% of its future net sales and that it will be subject to the normal risks of international sales such as longer payment cycles, export controls and other governmental regulations and, in some countries, a lesser degree of intellectual property protection as compared to that provided under the laws of the United States. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations and collecting accounts receivable. CLI is also subject to risks associated with regulations relating to the import and export of high technology products. CLI cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of CLI's products in the future will be implemented by the United States or any other country, especially in relation to the People's Republic of China. In such event, CLI's operating results could be materially or adversely affected. Additionally, fluctuations in exchange rates could affect demand for CLI's products. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, CLI's business, operating results and financial condition could be adversely affected. See "Business - Sales and Marketing."

         Legal Proceedings

         CLI is currently engaged in several legal proceedings. Such legal proceedings are a drain on CLI's working capital and management's time. There can be no assurance that CLI's legal proceedings can be settled quickly or result in a favorable outcome to CLI. Continuation of such legal proceedings for an extended period of time could have an adverse effect upon CLI's working capital and management's ability to concentrate on the business of CLI. In addition, unfavorable outcomes in any one or several such legal proceedings could have a material adverse effect on CLI. See "Legal Proceedings."

         Possible Delisting Of Common Stock From NASDAQ National Market

         CLI's Common Stock is listed on the NASDAQ National Market, and CLI is required to continue to meet the continued listing requirements for the NASDAQ National Market. Failure to meet the continued listing requirements in the future could subject CLI's Common Stock to delisting. CLI's Common Stock could be delisted from the NASDAQ National Market if CLI fails to maintain capital and surplus of $1.0 million. Because of the substantial losses experienced by CLI in 1996, any significant loss experienced in the future could cause CLI to have insufficient capital and surplus for continued listing on the NASDAQ National Market. CLI's Common Stock is also subject to delisting in the event that the price of the Common Stock drops below $1.00 per share for 10 consecutive trading days (the last reported sales price for the Common Stock on the NASDAQ National Market on March 14, 1997 was $2.3125 per share). Because of the substantial increase in the number of tradable shares of Common Stock registered recently and to be registered in the future if additional shares of convertible preferred stock and warrants to purchase Common Stock are issued to the purchasers of CLI's Class C Preferred Stock (see "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), there could be downward pressure on the trading price of the Common Stock, which could cause CLI to fail to meet the minimum bid price requirement for the NASDAQ National Market. If CLI's Common Stock is delisted, there can be no assurance that CLI will meet the requirements for initial inclusion in the future, particularly the $3.00 minimum per share bid requirement. In addition, NASDAQ has proposed increasing the requirements for the initial listing of securities and for the maintenance of such listing on the NASDAQ National Market and the NASDAQ SmallCap Market which, if adopted, could make it more difficult for CLI to maintain the listing of its Common Stock with NASDAQ or meet the requirements for initial inclusion. Trading in the listed securities after delisting would be conducted on the NASDAQ SmallCap Market or in the over-the-counter market in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, CLI's securities. It is a condition to the future issuances of preferred stock to the purchasers of CLI's Class C Preferred Stock that CLI's Common Stock is listed on the NASDAQ National Market or the NASDAQ SmallCap Market and has not been suspended from listing for more than a day or to permit the dissemination of material information. See " - Volatility of Stock Price."

   Effect Of Antitakeover Provisions Of Delaware Law And CLI's Charter Documents

         Certain provisions of Delaware law and the charter documents of CLI may have the effect of delaying, deferring or preventing changes in control or management of CLI. CLI is subject to the provisions of Section 203 of the Delaware General Corporation Law, which has the effect of restricting changes in control of a company. In addition, CLI's Board of Directors is divided into three separate classes. CLI's Board has authority to issue up to 4,000,000 shares of preferred stock, less shares of issued and outstanding Series C Preferred Stock, and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by its stockholders. CLI also has a Preferred Share Rights Plan (Rights Plan). The effect of certain provisions of CLI's Certificate of Incorporation, CLI Rights Plan and the application of Delaware General Corporation Law Section 203 could discourage certain types of transactions involving an actual or potential change in control of CLI, including transactions in which the holders of Common Stock might otherwise receive a premium for their shares over then current prices, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests, all of which could have an adverse effect on the market price of the Common Stock.

ITEM 2.      PROPERTIES

             CLI currently occupies 142,700 square feet of office and manufacturing space in a modern industrial park in San Jose, California under a lease which expires in December 2001, and occupies a warehouse facility measuring 26,400 square feet which expires in June 2000. CLI also leases sales offices in various locations on a short-term basis. CLI believes that its facilities are suitable for its videoconferencing business. CLI also believes it can locate and occupy additional facilities as they are needed.

ITEM 3.      LEGAL PROCEEDINGS

             Datapoint Corporation

             In a complaint filed December 20, 1993, in the United States District Court in Dallas, Texas, Datapoint Corporation (Datapoint) alleged that the Company had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. On September 27, 1995, the Company filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint could assert that the Company is infringing the patents in suit, or whether Datapoint's patents are invalid in light of the prior art. On April 24, 1996, a Special Master submitted a report which rejected some of the positions taken by CLI in the motion.

             The Court on September 16, 1996, adopted the report of the Special Master that the claims of the patents in suit be construed in a manner favorable to the plaintiff, and a trial date of February 3, 1997, has been scheduled. The parties at the request of the Court filed status reports indicating that additional time will be required to prepare for trial. On October 7, 1996, the Company filed motions to certify for appeal to the Federal Circuit on the issue of claim construction and to stay discovery, which were denied on December 3, 1996. On December 20, 1996, the parties filed an Agreed Motion for Continuance requesting that the Court reset the case for trial. On December 23, 1996, the Court granted the motion and reset the case for trial on June 16, 1997. The parties have engaged in settlement discussions although, as discussed below, such discussions have led to further litigation.

             The Company believes that it has meritorious defenses to the allegations of the complaint and is pursuing an aggressive defense; however, there can be no assurance that the Company will prevail. If any of the claims were to be decided adversely to the defendants, the Company could be liable for monetary damages to the plaintiff and be subject to injunctive relief. The Company believes that the ultimate resolution of this matter should not have a material adverse impact on the Company's consolidated financial position or results of operations.

             On January 22, 1997, Datapoint initiated a lawsuit against VTEL and CLI in the Supreme Court for the County of New York alleging, among other things, that on December 30, 1996 CLI agreed to settle Datapoint's patent infringement action pending against CLI in the United States District Court for the Northern District of Texas in exchange for a payment and a license of Datapoint patented technology to CLI. Although no settlement agreement or license agreement was entered into and CLI denies it ever agreed to settle the pending patent infringement action, Datapoint maintains it reasonably expected that a settlement agreement and license agreement would be entered into with CLI and maintains that VTEL has willfully and intentionally interfered and prevented Datapoint from obtaining the settlement and license that Datapoint sought. Datapoint also asserts that VTEL's actions amounted to a prima facie tort. Datapoint seeks from VTEL an amount equal to the benefit that it would have received from CLI under the alleged settlement agreement and license agreement, as well as punitive damages of at least $3 million.

             Datapoint also has asserted in the New York lawsuit a cause of action against CLI for fraud based on allegations that it was deceived by misrepresentations made by CLI in connection with the alleged settlement and license negotiations. Specifically, Datapoint maintains that it would not have agreed to the terms of the alleged license agreement covering its patented technology had it known of the Merger since VTEL's license from Datapoint of the same technology would preclude Datapoint from obtaining future royalties from CLI on sales of products that allegedly infringed Datapoint's patent. Datapoint seeks unspecified money damages from CLI based on the alleged fraud and additional punitive damages of $3 million.

             CLI maintains that it never agreed to settle the pending infringement action, and therefore there was not any agreement. Because no agreements were ever entered into, VTEL maintains that it cannot be liable for allegedly interfering with a non-existent agreement, or in any case agreements whose existence were unknown to VTEL. Because no agreements were ever entered into, CLI maintains that it cannot be liable for defrauding Datapoint in entering into a non-existent license agreement. VTEL and CLI have removed the action to the United States District Court for the South District of New York and intend to vigorously defend the claims. Datapoint has filed a motion to remand the lawsuit to the New York State Supreme Court.

             General

             In the normal course of business, CLI receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, CLI may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse affect on CLI's consolidated financial position or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

   CLI's Common Stock is traded in the over-the-counter market under the NASDAQ National Market symbol CLIX. The following table sets forth the range of high and low trading prices during each quarter for the two years ended December 31, 1996.


                                                     High                    Low
                                                     ----                    ---
         1995
         ----
         First Quarter                              $ 10.00                  $7.00
         Second Quarter                             $ 11.38                  $8.13
         Third Quarter                              $ 11.38                  $7.50
         Fourth Quarter                             $  8.13                  $6.00

         1996
         ----
         First Quarter                              $  9.25                  $5.25
         Second Quarter                             $  8.25                  $4.50
         Third Quarter                              $  7.88                  $4.88
         Fourth Quarter                             $  6.75                  $3.50

   CLI has never paid any cash dividends on its Common Stock. The Company is obligated to pay a cumulative dividend of 4% per annum, payable quarterly on its Series C Cumulative Preferred Stock. The Company does not intend to pay any cash dividends in the foreseeable future on its Common Stock. The Company's current line of credit with Greyrock Business Credit (Greyrock) prohibits the payment of dividends. Greyrock, however, gave its consent to the Company to enter into a financing agreement with the purchasers of Series C Cumulative Preferred Stock that provides for cumulative dividends. See Notes 7 and 9 of Notes to Consolidated Financial Statements in Item 8.

   At December 31, 1996, there were 872 stockholders of record.

        ITEM 6.      SELECTED FINANCIAL DATA

                                                                      Years Ended December 31,
                                                     ----------------------------------------------------------
                                                       1992        1993         1994        1995        1996
                                                     ---------   --------     --------   ---------    ---------
                                                       (In thousands, except per share amounts and employees)
Operating results (a) (b):
   Revenue                                           $ 95,031    $ 95,095     $114,958   $112,979     $ 87,882
   Gross margin                                      $ 27,278    $ 28,128     $ 44,054   $ 33,620     $ 37,994
   Net loss from continuing operations               $ (3,418)   $(12,184)    $ (4,878)  $ 21,040)    $(13,671)
   Net income (loss)                                 $ (3,283)   $ (3,483)    $    107   $ 57,582)    $(20,360)
   Net Income (loss) per share:
    Net loss from continuing operations              $  (0.30)   $  (1.04)    $  (0.32)  $  (1.37)    $  (1.03)
    Net income (loss)                                $  (0.29)   $  (0.30)    $   0.01   $  (3.76)    $  (1.46)


   Cash dividends (c)                                $      -    $      -     $      -   $      -     $      -
   Weighted average common shares and
    common share equivalents                           11,283      11,666       15,160     15,304       15,680

Year end financial data:
   Working capital                                   $ 31,902    $ 52,017     $ 53,820   $ 15,259     $  8,680
   Total assets                                      $ 94,736    $124,922     $131,651   $104,753     $ 60,650
   Short-term debt including current portion
    of capital lease obligation                      $  9,960    $  9,280     $ 10,553   $ 13,958     $ 10,804
   Long-term debt including capital
    lease obligations                                $      -    $  1,016     $    494   $    985     $      -
   Redeemable convertible preferred stock            $      -    $ 13,758     $      -   $      -     $  6,277
   Stockholders' equity                              $ 56,877    $ 67,579     $ 86,962   $ 35,674     $ 17,359

   Employees                                              354         434          549        535          337

(a) In November 1995, CLI decided to discontinue the operations of the broadcast products division (BPG). Therefore, operating results for BPG are classified as discontinued operations on CLI's Consolidated Statements of Operations. See Note 2 of Notes to Consolidated Financial Statements in Item 8.

(b) In the fourth quarter of 1996, management revised the expected loss on disposal of the broadcast products division and recorded an additional charge of $6,689,000. See Note 2 of Notes to Consolidated Financial Statements in Item 8.

(c) CLI has never paid any cash dividends on its Common Stock. The Company is obligated to pay a cumulative dividend of 4% per annum, payable quarterly on its Series C Cumulative Preferred Stock. The Company does not intend to pay any cash dividends in the foreseeable future on its Common Stock. The Company's current line of credit with Greyrock Business Credit (Greyrock) prohibits the payment of dividends. Greyrock, however, gave its consent to the Company to enter into a financing agreement with the purchasers of Series C Cumulative Preferred Stock that provides for cumulative dividends. See Notes 7 and 9 of Notes to Consolidated Financial Statements in Item 8.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Business."

             Unless noted otherwise, the following discussion pertains to the Company's continuing operations. Discussion of discontinued operations is contained in Note 2 of Notes to Consolidated Financial Statements in Item 8.

RESULTS OF OPERATIONS

             The following percentage table sets forth, for the periods indicated, the relationship of selected items in the Company's Consolidated Statements of Operations to revenues from continuing operations.

                                                                         1994             1995           1996
                                                                         ----             ----           ----
     Revenues                                                            100%             100%           100%
     Cost of revenues                                                     62%              70%            57%
     Gross margin                                                         38%              30%            43%
     Selling, general and administrative                                  33%              38%            42%
     Research and development                                              9%               9%            15%
     Net loss from continuing operations                                  (4%)            (19%)          (16%)
     Income (loss) from discontinued operations                            4%             (32%)           (8%)
     Net income (loss)                                                     0%             (51%)          (23%)



REVENUES

         Revenues were $87.9 million, $113.0 million and $115.0 million in 1996, 1995 and 1994, respectively. Revenues decreased 22% in 1996 and 2% in 1995 from the respective prior years. The decrease in revenues for 1996 was due primarily to a decrease in videoconferencing unit shipments, partially offset by increased service revenue. The decrease in revenues for 1995 from the preceding year was primarily due to a decrease in videoconferencing unit volume, partially offset by higher average selling prices in the videoconferencing market and increased service revenue. Codec shipments were 1,676 in 1996 and 2,322 in 1995, or a decrease of 28% and 11% from the prior year, respectively.

         International revenues decreased to $18.7 million or 21% of revenues in 1996, compared to $24.3 million or 22% of revenues in 1995 and $21.2 million or 18% of revenues in 1994. The decrease in international revenues in 1996 compared to 1995 resulted primarily from the decrease in codec shipments. The increase in international revenues in 1995 compared to 1994 resulted primarily from growth of sales in China and other Far East locations. CLI does not presently engage in foreign currency transactions and does not have any significant assets located outside the United States. Therefore, CLI is not directly affected by foreign currency exchange rate fluctuations.

GROSS MARGIN

         Gross margin as a percentage of sales was 43%, 38%, and 30% in 1996, 1995 and 1994, respectively. The increase in gross margin on product sales in 1996 was primarily due to a change in product mix to include a greater proportion of higher margin Radiance and eclipse group videoconferencing systems and to reduced manufacturing costs. Gross margin on product sales in 1995 was negatively impacted by charges of approximately $11.0 million in the fourth quarter of 1995. These charges resulted from CLI's decision to restructure its videoconferencing division, and included reductions in the carrying values of certain assets, primarily inventory and capitalized software. See Note 2 of Notes to Consolidated Financial Statements in Item 8.

         CLI continues to seek improvement in gross margin through introduction of new products with higher margins, as well as through cost reductions of existing products. However, CLI anticipates that gross margin on revenues will continue to be subject to fluctuations caused by the introduction of new products, changes in product mix and variations in manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses were 42%, 38% and 33% of revenues in 1996, 1995 and 1994, respectively. The increase as a percentage of revenues in 1996 compared to 1995 was primarily due to a decrease in revenues, $1.7 million of additional expenses resulting from CLI's decision to restructure its videoconferencing division, and additional marketing costs related to new products to be introduced in 1997. The additional expenses consisted primarily of severance and related costs associated with headcount reductions in the first quarter of 1996. The increase as a percentage of revenues in 1995 compared to 1994 was primarily due to $4.1 million of additional expenses in the fourth quarter of 1995 resulting from CLI's decision to restructure its videoconferencing division. These expenses relate to provisions for doubtful accounts and reductions in the carrying values of certain demonstration equipment and assets related to service activities. See Note 2 of Notes to Consolidated Financial Statements in Item 8.

         CLI anticipates that selling, general and administrative expenses will generally increase with increases in the level of revenues but may vary from period to period as a percentage of revenues.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenditures consist of research and development expenses, cost of revenues related to research and development contracts and capitalized software development costs as summarized in the table below (in millions):

                                                                       1994             1995           1996
                                                                       -----            -----          -----
     Research and development expense                                  $10.2            $10.0          $12.9
     Capitalized software development cost                               3.9              4.8            1.6
     Cost of revenues related to research and
       development contracts                                             1.0                -              -
                                                                       -----            ------         -----
     Total research and development expenditures                       $15.1            $14.8          $14.5
                                                                       =====            =====          =====

         Research and development expense was 15% of revenues in 1996 and 9% of revenues in 1995 and 1994. The increase as a percentage of revenues in 1996 compared to 1995 was due principally to decreased revenues, as well as an increase in the portion of engineering spending that was dedicated to research and development instead of capitalized software activity. Capitalized software development costs decreased in 1996 due to reduced activity on developing software. Capitalized software development cost increased in 1995 in relation to 1994 due to increased activity on new software for more complex and feature-rich videoconferencing products.

         CLI expects that the level of research and development expenses as a percentage of revenues will fluctuate due to varying levels of research and development activities, external funding, and amounts capitalized in conjunction with software development activities.

INTEREST INCOME AND INTEREST EXPENSE

         Interest income was $0.0 million, $0.1 million and $0.2 million in 1996, 1995 and 1994, respectively. The decrease from year to year is principally due to a reduction of funds available for investment. Interest expense decreased to $1.0 million in 1996 compared to $1.1 million in 1995. This reduction is primarily due to decreased average borrowings resulting from the payment of term loans in connection with the sale of discontinued operations and the payment of short-term debt in connection with the sale of preferred stock by the Company. This reduction was partially offset by higher average interest rates. The $0.3 million increase in interest expense in 1995 compared to 1994 reflects higher average borrowings and interest rates from the preceding year. See Notes 2 and 9 of Notes to Consolidated Financial Statements in Item 8.

INCOME TAXES

         At December 31, 1996, CLI had a net operating loss carryforward for federal income tax purposes of approximately $89 million, of which $23 million related to deductions attributable to the exercise of non-qualified stock options and employees' early disposal of stock acquired through incentive stock options. The future net reduction in taxes otherwise payable arising from such deductions will be credited to additional paid-in capital when realized. At December 31, 1996, CLI had a federal general business credit carryforward of approximately $2 million. The federal net operating loss and tax credit carryforwards expire primarily in the years 1999 through 2011. The Company had a California net operating loss carryforward of approximately $20 million expiring primarily in 2001.

DISCONTINUED OPERATIONS

         In the fourth quarter of 1995, CLI adopted a plan to discontinue operations of its broadcast products division and refocus its efforts and resources on developing and marketing videoconferencing products. In the first quarter of 1996, CLI decided to restructure the videoconferencing division which resulted in adjustments that were recorded as of December 31, 1995 to carrying values of assets that were impacted - primarily inventories, capitalized software and accounts receivable. In conjunction with this action, CLI also reduced its workforce in the first quarter of 1996 and identified a number of offices that would be closed. Severance and other expenses associated with this action were reflected in the first quarter of 1996. In June 1996, CLI completed the sale of certain assets of its broadcast products division. In the fourth quarter of 1996, management revised the amount of loss associated with disposing the broadcast products division and recorded an additional charge of $6,689,000, primarily due to receivables associated with the broadcast products division for which collection experience has been less than previously estimated. See Note 2 of Notes to Consolidated Financial Statements in Item 8.

NET INCOME (LOSS)

         The net loss from continuing operations was $13.7 million, $21.0 million and $4.9 million in 1996, 1995 and 1994, respectively. The loss in 1996 was primarily due to lower revenues, partially offset by improved gross margins on videoconferencing product sales, $1.7 million of additional expenses resulting from CLI's decision to restructure its videoconferencing division and a one-time charge of $0.6 million in settlements of litigation. The loss in 1995 was heavily impacted by the charges discussed above in "Gross Margin." The decline in net operating results in 1995 was also affected by higher selling, general and administrative expenses, as well as a one-time charge of approximately $0.9 million resulting from settlement of litigation.

FACTORS AFFECTING FUTURE RESULTS

         CLI continues to seek improvement in operating results through introduction of new products that are expected to have higher margins, as well as through cost reductions of existing products. However, there can be no assurance that CLI will be successful in its efforts. In the future, CLI's operating results may be impacted by a number of factors, including cancellation or delays of customer orders, interruption or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, new product announcements by CLI or its competitors, pricing pressures, and changes in general economic conditions. Historically, a significant portion of CLI's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter. Additionally, the timing of expenditures for research and development activities and sales and marketing programs, as well as the timing of orders by major customers, may cause operating results to fluctuate between quarters and between years.

LIQUIDITY AND CAPITAL RESOURCES

         CLI's operating and product development activities have required significant cash. CLI has used internally generated funds, public and private offerings of common stock and preferred stock, sale and leaseback arrangements, and bank credit lines to finance its growth since 1983. In 1996 cash used in operations was $17.8 million compared to cash generated by operations of $7.3 million in 1995. This increase in cash used in operations was primarily due to the paydown of accounts payable and other liabilities, increased net loss, and lower depreciation and amortization, partially offset by a decrease in accounts receivable and inventories, as well as the reduction in carrying value of assets related to CLI's discontinued operations. In 1995, the cash generated by operations was the result of the net loss which was offset primarily by depreciation and amortization, reductions in inventories and net assets of discontinued operations and increases in accounts payables and accrued liabilities. Capital expenditures were $3.4 million in 1996 and $7.2 million in 1995, consisting primarily of engineering and manufacturing equipment for new product lines, office equipment, field service spares and demonstration equipment. The Company anticipates that the amount of capital expenditures will decrease in 1997 compared to 1996.

         Net cash generated by investing activities was $5.6 million for 1996 compared to net cash used in investing activities of $16.0 million for 1995. This change is due primarily to cash generated from the sale of assets related to CLI's discontinued operations, as well as lower levels of spending related to property, equipment and intangible assets, as well as decreased capitalization of software. Net cash generated by financing activities was $4.4 million for 1996 and $10.0 million for 1995. This change is due primarily to lower sales of common stock and payments made to reduce collateralized borrowings and line of credit, which were partially offset by the sales of preferred stock. See Notes 7 and 9 of Notes to Consolidated Financial Statements in Item 8.

         As of December 31, 1996, CLI had cash and cash equivalents totaling $4.8 million. CLI has a line of credit, which expires on June 30, 1997, in the amount of $15.0 million, of which $10.8 million was outstanding at December 31, 1996. See Note 7 of Notes to Consolidated Financial Statements in Item 8. Working capital was $8.7 million at December 31, 1996, compared to $15.3 million at December 31, 1995.

         In October 1996, CLI obtained $7.0 million through a private sale of Series C Preferred Stock to an institutional investor. Under the purchase agreement with the institutional investor, CLI may issue to the institutional investor up to an additional $13.0 million worth of convertible preferred stock of CLI in two separate installments by the fourth quarter 1997, if certain closing conditions are met, including those described in "Risk Factors - Reliance on Key Personnel" and " - Possible Delisting of Common Stock from NASDAQ National Market."

         CLI anticipates that existing cash, lines of credit, and the future sales of convertible preferred stock, together with sources of additional liquidity, such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through the fourth quarter of 1997. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by CLI.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Compression Labs, Incorporated:

We have audited the accompanying consolidated balance sheets of Compression Labs, Incorporated and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 in the accompanying consolidated financial statements, on January 6, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization with VTEL Corporation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compression Labs, Incorporated and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/       KPMG Peat Marwick LLP

San Jose, California
March 10, 1997

                         COMPRESSION LABS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                    Year Ended December 31,
                                                                        -------------------------------------------
                                                                            1994            1995            1996
                                                                        -----------      -----------      ----------
Revenues
 Product                                                                $   107,193      $   101,299      $   74,995
 Services                                                                     7,765           11,680          12,887
                                                                        -----------      -----------      ----------
                                                                            114,958          112,979          87,882
                                                                        -----------      -----------      ----------
Cost of revenues
 Product                                                                     68,898           76,644          47,193
 Services                                                                     2,006            2,715           2,695
                                                                        -----------      -----------      ----------
                                                                             70,904           79,359          49,888
                                                                        -----------      -----------      ----------
    Gross margin                                                             44,054           33,620          37,994
Operating expenses
  Selling, general and administrative                                        38,153           42,761          37,210
  Research and development                                                   10,158            9,974          12,949
  Settlements of litigation                                                       -              897             554
                                                                        -----------      -----------      ----------
    Total operating expenses                                                 48,311           53,632          50,713
                                                                        -----------      -----------      ----------
    Operating loss from continuing operations                                (4,257)         (20,012)        (12,719)
                                                                        -----------      -----------      ----------
Interest income                                                                 177              114              21
Interest expense                                                               (798)          (1,142)           (973)
                                                                        -----------      -----------      ----------
    Net loss from continuing operations                                      (4,878)         (21,040)        (13,671)
Discontinued operations
  Income (loss) from operations                                               4,985           (1,941)              -
  Loss on disposal                                                                -          (34,601)         (6,689)
                                                                        -----------      -----------      ----------
    Net income (loss) from discontinued operations                            4,985          (36,542)         (6,689)
                                                                        -----------      -----------       ---------
    Net income (loss)                                                   $       107      $   (57,582)     $  (20,360)
                                                                        ===========      ===========       ==========
Computation of earnings (loss) per share:
  Net (loss) from continuing operations                                 $    (4,878)     $   (21,040)     $  (13,671)
  Deemed preferred stock dividends related to conversion
    discount                                                                      -                -          (2,527)
                                                                        -----------      -----------      ----------
  Adjusted net loss from continuing operations                               (4,878)         (21,040)        (16,198)
  Discontinued operations                                                     4,985          (36,542)         (6,689)
                                                                        -----------      -----------      ----------
  Earnings (loss) applicable to common stock                            $       107      $   (57,582)     $  (22,887)
                                                                        ===========      ===========      ==========
Earnings (loss) per share:
  Continuing operations                                                 $     (0.32)     $     (1.37)     $    (1.03)
  Net income (loss) from discontinued operations                               0.33            (2.39)          (0.43)
                                                                        -----------      -----------      ----------
  Net income (loss) per share                                           $      0.01      $     (3.76)     $    (1.46)
                                                                        ===========      ===========      ==========

Weighted average common shares and common share
  equivalents outstanding                                                    15,160           15,304          15,680
                                                                        ===========      ===========      ==========





          See accompanying Notes to Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                                December 31,
                                                                                        ----------------------------
                                                                                            1995             1996
                                                                                        ----------        ----------
                             ASSETS
Current assets
  Cash and cash equivalents                                                             $   12,638        $    4,803
  Accounts receivable, less allowance for doubtful accounts of
    $10,028 in 1995 and $11,461 in 1996                                                     46,798            29,218
  Inventories                                                                               22,821            10,157
Other current assets                                                                         1,096             1,516
                                                                                        ----------        ----------
    Total current assets                                                                    83,353            45,694
                                                                                        ----------        ----------
Property and equipment
  Furniture and fixtures                                                                     9,551             8,429
  Machinery and equipment                                                                   25,802            24,000
  Equipment under capital lease                                                              2,090                 -
                                                                                        ----------        ----------
                                                                                            37,443            32,429
  Accumulated depreciation and amortization                                                (20,171)          (21,324)
                                                                                        ---------         ----------
                                                                                            17,272            11,105
Capitalized software, net                                                                    3,828             3,541
Other assets                                                                                   300               310
                                                                                        ----------        ----------
    Total assets                                                                        $  104,753        $   60,650
                                                                                        ==========        ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                                       $   13,452        $   10,804
  Current portion of capital lease obligations                                                 506                -
  Accounts payable                                                                          26,169            11,301
  Accrued liabilities                                                                       21,689             8,983
  Deferred revenue                                                                           6,278             5,926
                                                                                        ----------        ----------
    Total current liabilities                                                               68,094            37,014
                                                                                        ----------        ----------

Long-term debt and capital lease obligations                                                   985                 -

Redeemable, convertible preferred stock
       Series C, $.001 par value; 350,000 shares authorized; shares issued and outstanding: none in 1995 and 350,000 in 1996
         (liquidation preference of $7,053)                                                      -             6,277

Stockholders' equity
  Preferred stock -
    Undesignated preferred stock, $.001 par value; 3,650,000 shares
    authorized; none issued and outstanding                                                      -                 -
  Common stock -
    $.001 par value; 25,153,658 shares authorized; shares issued
    and outstanding: 15,491,475 in 1995 and 15,865,496 in 1996                                  15                16
  Warrants to acquire common stock                                                               -               575
  Additional paid-in capital                                                               120,696           122,165
  Accumulated deficit                                                                      (85,037)         (105,397)
                                                                                         ---------        ----------
    Total stockholders' equity                                                              35,674            17,359
                                                                                        ----------        ----------
    Total liabilities and stockholders' equity                                          $  104,753        $   60,650
                                                                                        ==========        ==========


          See accompanying Notes to Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                     Common Stock       Warrants    Additional
                                                  -------------------  to Acquire    Paid-in     Accumulated
                                                   Shares     Amount     Common      Capital       Deficit     Total
                                                  -------   ---------  ----------   ----------   ---------    ---------
Balances at December 31, 1993                      12,745    $    13     $ 95,128   $        -    $(27,562)    $ 67,579
  Exercises of common stock options,
   including income tax benefit of $900               163          -        2,173            -           -        2,173
  Sale of common stock to employees                   100          -          844            -           -          844
  Sale of common stock to investors, net of
   issuance costs of $27                              148          -        1,973            -           -        1,973
  Conversion of preferred stock to common stock     1,435          2       13,756            -           -       13,758
  Issuance of common stock under warrants              65          -          528            -           -          528
  Net income                                            -          -            -            -         107          107
                                                  -------     ------     --------    ---------   ---------    ---------
Balances at December 31, 1994                      14,656         15      114,402            -     (27,455)      86,962
  Exercises of common stock options                   138          -          545            -           -          545
  Sale of common stock to employees                   100          -          677            -           -          677
  Sale of common stock to investors, net of
   issuance costs of $90                              565          -        4,823            -           -        4,823
  Issuance of common stock under warrants              32          -          249            -           -          249
  Net loss                                              -          -            -            -     (57,582)     (57,582)
                                                  -------     ------     --------    ---------   ---------    ---------
Balances at December 31, 1995                      15,491         15      120,696            -     (85,037)      35,674
  Exercises of common stock options                   293          1        1,097            -           -        1,098
  Sale of common stock to employees                    75          -          327            -           -          327
  Issuance of common stock under warrants               6          -           45            -           -           45
  Warrants issued in connection with
    private placement                                   -          -           -           575           -          575
  Net loss                                              -          -           -             -     (20,360)     (20,360)
                                                  -------     ------    --------    ----------   ---------    ---------
Balances at December 31, 1996                      15,865     $   16    $122,165    $      575   $(105,397)   $  17,359
                                                  =======     ======    ========    ==========   =========    =========





          See accompanying Notes to Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                   Year Ended December 31,
                                                                          -----------------------------------------
                                                                             1994             1995           1996
                                                                          ---------        ---------       ---------
Cash flows from operating activities
  Net income (loss)                                                       $     107        $ (57,582)      $ (20,360)
  Non-cash expenses included in operations -
    Depreciation and amortization                                            11,104           17,237           7,239
  Changes in operating assets and liabilities -
    Accounts receivable                                                      (8,702)           2,681           4,449
    Inventories                                                              (2,381)          11,306           1,805
    Other current assets                                                      1,639            1,657            (457)
    Accounts payable                                                         (4,614)           6,129         (14,868)
    Accrued liabilities                                                         352           15,327         (12,965)
    Deferred revenue                                                          4,615             (962)           (352)
    Discontinued operations                                                  (1,400)          11,503          17,673
                                                                          ---------        ---------       ---------
      Net cash generated by (used in) operations                                720            7,296         (17,836)
                                                                          ---------        ---------       ---------

Cash flows from investing activities
  Net proceeds from the sale of discontinued operations                           -                -          10,528
  Property and equipment additions                                           (9,434)          (7,235)         (3,403)
  Increase in capitalized software                                           (6,702)          (9,371)         (1,556)
  Decrease (increase) in other assets                                           853              586             (10)
                                                                          ---------        ---------       ---------
      Net cash generated by (used in) investing activities                  (15,283)         (16,020)          5,559
                                                                          ---------        ---------       ---------

Cash flows from financing activities
  Sales of Series C preferred stock and warrants, net                             -                -           6,852
  Sales of common stock, net                                                  4,618            6,294           1,470
  Payments of capital lease obligations                                        (359)            (840)           (549)
  Collateralized borrowings (payments)                                            -            1,597          (1,340)
  Borrowings (payments) under line of credit agreements                       1,110            2,992          (1,991)
                                                                          ---------        ---------       ---------
      Net cash generated by financing activities                              5,369           10,043           4,442
                                                                          ---------        ---------       ---------

Net increase (decrease) in cash and cash equivalents                         (9,194)           1,319          (7,835)
Cash and cash equivalents at beginning of period                             20,513           11,319          12,638
                                                                          ---------        ---------       ---------
Cash and cash equivalents at end of period                                $  11,319        $  12,638       $   4,803
                                                                          =========        =========       =========




          See accompanying Notes to Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

                   Notes to Consolidated Financial Statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

                 Compression Labs, Incorporated (the Company) develops, manufactures and markets visual communication systems for business, government, education and healthcare customers globally.

         Principles of Consolidation and Presentation

                 The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

                 The Company recognizes product revenues at the time of shipment. Revenues from the sale of maintenance contracts are recognized ratably over the term of the respective contract. Research and development contract revenues are recognized under the percentage-of-completion method based on the ratio of costs incurred to estimated total costs for fixed price contracts and on a cost-plus-fee basis on time-and-materials contracts.

         Warranty Costs

                 The Company's products are under warranty for periods ranging from 90 days to 14 months. Estimated warranty costs are charged to cost of revenues when the related sales are recognized.

         Income Taxes

                 The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

                 The Company has a valuation allowance as of December 31, 1995 and 1996 that fully offsets its gross deferred tax assets due to the Company's historical losses and management's belief that, based on currently available evidence, it is more likely than not that the Company will not generate sufficient taxable income to realize any or all of the deferred tax assets.

         Earnings per Share

                 Earnings (loss) per share is computed by dividing earnings
         (loss) applicable to common stock by the weighted average number of common shares and dilutive common equivalents shares outstanding during each period presented. Earnings (loss) applicable to common stock in 1996 is computed by adding to the net loss from continuing operations a charge for the deemed preferred stock dividend related to the 20% conversion discount on the Series C Preferred Stock measured at the date of original issuance of the preferred stock. (See Note 9.) The impact of the deemed dividend was to increase the 1996 loss from continuing operations per share and net loss per share by $0.16. This treatment is in accordance with recently published views of the Staff of the Securities and Exchange Commission. Common equivalent shares consist of stock options and warrants that are computed using the treasury stock method.

         Cash and Cash Equivalents

                 Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of three months or less.

         Concentrations of Credit Risk

                 The Company sells its products to distributors and end-users in diversified industries including business, government, education and healthcare. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

         Inventories

                 Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

                         COMPRESSION LABS, INCORPORATED

         Property and Equipment

                 Property and equipment are stated at cost. Equipment acquired under capital lease obligations is stated at the lower of fair value or the present value of future minimum lease payments at the inception of the lease. Depreciation and amortization are provided over the estimated useful lives of the assets or over the life of the lease, if shorter, using the straight-line method. Field spares are amortized over the estimated life of the related product.

                  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, effective January 1, 1996. SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated results of operations.

         Capitalized Software

                   The Company capitalizes software development costs in accordance with SFAS No. 86. Amortization of capitalized software begins upon initial product shipment. Software development costs are amortized (a) over the estimated life of the related product, generally thirty-six months, using the straight-line method or (b) based on the ratio of current revenues from the related products to total estimated revenues for such products, whichever is greater.

         Fair Value of Financial Instruments

                 The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. The carrying amounts of the short-term debt approximates fair value because the interest rates change with market interest rates. The fair value of the long-term debt and capital leases is not estimated but reflects the contractual present value owed to non-related parties.

         Stock-Based Compensation Plans

                 Prior to January 1, 1996, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under this method compensation expense is recognized for employee stock arrangements when the fair market value of the stock exceeds the exercise price at the date of grant. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

         Reclassifications

                 Certain previously reported amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

         2.      DISCONTINUED OPERATIONS AND RESTRUCTURING

                 During November 1995, the Company adopted a strategic plan to discontinue operations of its broadcast products division. This division generally manufactured and sold broadcast video products to commercial end-users. The results for the division have been accounted for as discontinued operations in accordance with APB No. 30, and the consolidated financial statements have been presented to reflect the discontinuation of the division.

                 On June 27, 1996, the Company completed the sale of certain assets of its broadcast products division to Charger Industries (Charger), a subsidiary of General Instrument Corporation, in exchange for $12.5 million in cash (subject to post-closing adjustments) and the assumption of $2.0 million in liabilities. Charger assumed past warranty obligations associated with the product family covered by the sale. With the exception of the accounts receivable, the Company disposed of the remaining assets of the division to a separate buyer. The components of net assets of discontinued operations included in the Consolidated Balance Sheets at December 31, 1995 and 1996 are summarized as follows (in thousands):

                                                                    1995           1996
                                                                  -------        -------
         Accounts receivable, net                                 $14,929        $ 1,798
         Inventories                                               10,859              -
         Property and equipment, net                                4,174              -
         Capitalized software                                           -              -
         Other assets                                                  38              -
                                                                  -------        -------
                                                                  $30,000        $ 1,798
                                                                  =======        =======

                         COMPRESSION LABS, INCORPORATED

                 Revenues from the discontinued division were approximately $42,029,000, $36,974,000, and $11,201,000 for the years ended December
         31, 1994, 1995 and 1996, respectively. The amounts recorded for discontinued operations on the 1995 Consolidated Statement of Operations included management's best estimate of the net proceeds expected to be realized on the sale of the assets of the division and the provisions for expected losses to be incurred, including a provision for future operating losses of $1,290,000 expected to be incurred during the phase-out period of the broadcast products division. In the fourth quarter of 1996, management revised the amount of loss on disposal of the broadcast products division due primarily to receivables associated with the broadcast products division for which collection experiences was less than originally anticipated.

                 In the first quarter of 1996, the Company decided to restructure the videoconferencing division in order to seek profitability and growth. This resulted in adjustments that were recorded as of December 31, 1995 to carrying values of assets that were impacted - primarily inventories, capitalized software and accounts receivable. In conjunction with this action, the Company also reduced its workforce in the first quarter of 1996 and identified a number of offices that would be closed. Severance and other expenses associated with this action were reflected in the first quarter of 1996.

         3.      UNBILLED RESEARCH AND DEVELOPMENT CONTRACT RECEIVABLES

                 At December 31, 1995 and 1996, the Company had $2,221,000 and $0, respectively, of net unbilled receivables relating to research and development contracts, of which $1,634,000 and $0 at December 31, 1995 and 1996, respectively, relates to contracts entered into with Thomson Consumer Electronics, Inc. These receivables are generally billable either in quarterly installments or upon the delivery of specified items.

         4.      INVENTORIES

                 Inventories at December 31, 1995 and 1996 are summarized as follows (in thousands):

                                                                                       1995             1996
                                                                                     --------         --------
         Raw materials                                                               $  2,189         $  2,465
         Work in process                                                                3,858            1,923
         Finished products
           Products on hand                                                            13,488            4,443
           Products under rental and loan agreements                                    3,286            1,326
                                                                                     --------         --------
                                                                                     $ 22,821         $ 10,157
                                                                                     ========         ========

5.       CAPITALIZED SOFTWARE

                 Internal software development costs capitalized by the Company were $6,645,000 in 1994, $9,276,000 in 1995 and $1,556,000 in 1996. In
         addition, the Company purchased software of $57,000 in 1994, $95,000 in 1995 and $0 in 1996. Amortization of capitalized software development costs and purchased software was $5,120,000 in 1994, $17,411,000 in 1995 and $1,843,000 in 1996. For the year ended
         December 31, 1995, total amortization included $13,340,000 of amortization expense to reduce the carrying value of certain capitalized software relating to product lines for discontinued operations and older-generation product lines for continuing operations. At December 31, 1995 and 1996, capitalized software, net of accumulated amortization, was $3,828,000 (including $22,000 of purchased software) and $3,541,000 (including $0 of purchased software), respectively.

6.       ACCRUED LIABILITIES

            Accrued liabilities at December 31, 1995 and 1996 are summarized as follows (in thousands):

                                                                                       1995             1996
                                                                                     --------         --------
         Employee compensation                                                       $  3,202         $  3,722
         Accrued expenses, discontinued operations                                     13,887              100
         Other accrued expenses, continuing operations                                  4,600            5,161
                                                                                     --------         --------
                                                                                     $ 21,689         $  8,983
                                                                                     ========         ========

7.       BANK LINE OF CREDIT AND LONG-TERM DEBT

         Bank Line of Credit

            The Company had a $15,000,000 revolving credit facility bearing interest at the bank's prime rate plus 1%. The line of credit agreement was secured by substantially all of the Company's assets. Under the credit agreement, the Company was required to meet certain financial covenants involving capital spending levels and debt ratio and could not

                         COMPRESSION LABS, INCORPORATED
         declare or make any cash or stock dividends. The Company was in compliance with these requirements or had obtained a waiver for non-compliance from the bank as of December 31, 1995. In June 1996, this credit facility was terminated.

                 In June 1996, the Company obtained a $15,000,000 revolving credit facility with a bank that bears interest at the highest London Interbank Offered Rate (LIBOR), which was 5.44% for February 1997, plus 4.81%, which expires on June 30, 1997. The line of credit agreement is secured by substantially all of the Company's assets. Under the credit agreement, the Company may not declare or make any cash or stock dividends. The bank, however, gave its consent to the Company to enter into a financing agreement to sell preferred stock that provides for cumulative dividends. (See Note 9.) At December 31, 1996, the balance outstanding under this line of credit was $10,804,000.

         Term Loans

                 In 1995, the Company entered into long-term agreements for $2,172,000 bearing interest at rates from 10.76% to 11.48% over thirty-six and forty-eight months. At December 31, 1995, the balances outstanding under these loans were $1,597,000. These loans, which were secured by specific capital assets, were paid off in conjunction with the sale of discontinued operations. (See Note 2.)

         8.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments

                 The Company leases its facilities and other equipment under operating lease agreements which expire at various dates through 2004. Approximate future minimum lease payments under these leases at December 31, 1996 are as follows (in thousands):

                                                                    Operating
             Year                                                     Leases
             ----                                                    --------
             1997                                                    $  2,011
             1998                                                       2,020
             1999                                                       1,841
             2000                                                       1,635
             2001                                                       1,574
             Thereafter                                                   104
                                                                     --------
                                                                     $  9,185
                                                                     ========

                 Total operating lease expense was approximately $2,760,000 in 1994, $3,364,000 in 1995 and $3,274,000 in 1996. Accumulated
         depreciation of equipment under capital leases was $1,489,000 and $0 at December 31, 1995 and 1996, respectively. Depreciation expense on equipment under capital leases was $693,000 in 1994, $739,000 in 1995 and $234,000 in 1996.

         Contingencies

                 In a complaint filed December 20, 1993, in the United States District Court in Dallas, Texas, Datapoint Corporation (Datapoint) alleged that the Company had infringed two United States patents owned by Datapoint relating to video conferencing networks. The complaint seeks a judgment of infringement, monetary damages, injunctive relief and reasonable attorney's fees. The Company responded to the complaint on February 16, 1994 by denying the material allegations of the complaint and asserting affirmative defenses. Pursuant to court order, the parties have participated in mediation before a court-appointed mediator. Discovery in the case has commenced. On September 27, 1995, the Company filed a motion to construe the scope of the patent claims at issue in the litigation so as to elucidate whether Datapoint could assert that the Company is infringing the patents in suit, or whether Datapoint's patents are invalid in light of the prior art. On April 24, 1996, a Special Master submitted a report which rejected some of the positions taken by CLI in the motion.

                 The Court on September 16, 1996, adopted the report of the Special Master that the claims of the patents in suit be construed in a manner favorable to the plaintiff, and a trial date of February 3, 1997, has been scheduled. The parties at the request of the Court filed status reports indicating that additional time will be required to prepare for trial. On October 7, 1996, the Company filed motions to certify for appeal to the Federal Circuit on the issue of claim construction and to stay discovery, which were denied on December 3, 1996. On December 20, 1996, the parties filed an Agreed Motion for Continuance requesting that the Court reset the case for trial. On December 23, 1996, the Court granted the motion and reset the case for trial on June 16, 1997. The parties have engaged in settlement discussions although, as discussed below, such discussions have led to further litigation.

                         COMPRESSION LABS, INCORPORATED

                 The Company believes that it has meritorious defenses to the allegations of the complaint and is pursuing an aggressive defense; however, there can be no assurance that the Company will prevail. If any of the claims were to be decided adversely to the defendants, the Company could be liable for monetary damages to the plaintiff and be subject to injunctive relief. The Company believes that the ultimate resolution of this matter should not have a material adverse impact on the Company's consolidated financial position or results of operations.

                 On January 22, 1997, Datapoint initiated a lawsuit against VTEL and CLI in the Supreme Court for the County of New York alleging, among other things, that on December 30, 1996 CLI agreed to settle Datapoint's patent infringement action pending against CLI in the United States District Court for the Northern District of Texas in exchange for a payment and a license of Datapoint patented technology to CLI. Although no settlement agreement or license agreement was entered into and CLI denies it ever agreed to settle the pending patent infringement action, Datapoint maintains it reasonably expected that a settlement agreement and license agreement would be entered into with CLI and maintains that VTEL has willfully and intentionally interfered and prevented Datapoint from obtaining the settlement and license that Datapoint sought. Datapoint also asserts that VTEL's actions amounted to a prima facie tort. Datapoint seeks from VTEL an amount equal to the benefit that it would have received from CLI under the alleged settlement agreement and license agreement, as well as punitive damages of at least $3 million.

                 Datapoint also has asserted in the New York lawsuit a cause of action against CLI for fraud based on allegations that it was deceived by misrepresentations made by CLI in connection with the alleged settlement and license negotiations. Specifically, Datapoint maintains that it would not have agreed to the terms of the alleged license agreement covering its patented technology had it known of the Merger since VTEL's license from Datapoint of the same technology would preclude Datapoint from obtaining future royalties from CLI on sales of products that allegedly infringed Datapoint's patent. Datapoint seeks unspecified money damages from CLI based on the alleged fraud and additional punitive damages of $3 million.

                 CLI maintains that it never agreed to settle the pending infringement action, and therefore there was not any agreement. Because no agreements were ever entered into, VTEL maintains that it cannot be liable for allegedly interfering with a non-existent agreement, or in any case agreements whose existence were unknown to VTEL. Because no agreements were ever entered into, CLI maintains that it cannot be liable for defrauding Datapoint in entering into a non-existent license agreement. VTEL and CLI have removed the action to the United States District Court for the South District of New York and intend to vigorously defend the claims. Datapoint has filed a motion to remand the lawsuit to the New York State Supreme Court.

                 In the normal course of business, CLI receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, CLI may seek or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any point in time; however, management does not believe that such licenses or settlements will, individually or in the aggregate, have a material adverse affect on CLI's consolidated financial position or results of operations.

9.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

                 The Company's Articles of Incorporation authorize the issuance of 4,000,000 shares of undesignated preferred stock at $.001 par value. On February 1, 1993, Thomson Consumer Electronics S.A. (TCE) purchased 14,900 shares of redeemable Series B convertible preferred stock, par value $.001 for $1,000 per share. The Company received $13,758,000 net of commissions and issuance costs. Each Series B convertible preferred share was convertible into 96.3 shares, or a total of 1,434,900 shares, of the common stock of the Company at $10.384 per share, and carried equivalent voting rights to common stock on an "as if converted" basis. In 1994 TCE converted its shares of Series B convertible preferred stock into 1,434,900 shares of the Company's common stock. In addition, TCE has the right to add one board member to the Company's Board of Directors under certain circumstances. There were no outstanding shares at December 31, 1995 or 1996.

                 On October 24, 1996, the Company entered into a purchase agreement (the Agreement) with an institutional investor for the private placement of up to 1 million shares of the Company's convertible preferred stock, $.001 par value, at $20 per share stated value, and warrants to purchase up to 450,000 shares of the Company's common stock. The Company is required to register for resale the common stock underlying the preferred stock and warrants subject to the Agreement.

                 Pursuant to the Agreement, the preferred stock is issuable in three installments at the Company's option through approximately December 31, 1997, with each installment being between 180 to 210 days apart. The preferred stock is non-voting and senior to other securities in right of payment of the $20 stated value per share and related unpaid dividends. The dividends are cumulative, accrue at 4% per year on the stated value, without interest, and payable quarterly in cash (at the option of the Company) or shares of common stock. Each preferred share is also convertible

                         COMPRESSION LABS, INCORPORATED
         into shares of common stock at a ratio equal to the stated value plus unpaid dividends divided by the conversion price, as defined. The conversion price, among other things, is dependent on the average market price, as defined, of the common stock on the preferred stock issue date and the date the conversion option is exercised. The preferred shares become convertible at the option of the holder the earlier of (1) 90 days after the original issue date of the preferred shares or (2) the effective date of the registration statement required by the Agreement. Once the registration statement becomes effective, the preferred shares are convertible at the option of the Company one year after the original issue date of the preferred shares.

                 The convertible preferred stock is redeemable after October 25, 1996, in whole or in part, at the option of the Company at varying redemption prices ranging from 115% to 125% of the average per share common stock market value for the five trading days immediately preceding the date of the redemption notice. In the event that at any time prior to October 25, 1999, the trading in the shares of common stock is suspended on the NASDAQ National Market, the convertible preferred stock is redeemable at the option of the purchaser.

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

                 On October 25, 1996, the Company completed an initial placement of 350,000 shares of Class C Preferred Stock and received approximately $7.0 million before certain issuance costs, pursuant to the Agreement. The conversion price of Class C Preferred Stock is the lower of $4.225 per share or 80% of the average per share market value for the five days preceding the conversion date. The warrants to purchase 375,000 shares of common stock expire in October 2001 and are exercisable at $5.70 per share. In addition, it is a condition to future issuances of preferred stock to the purchasers of CLI Class C Preferred Stock that Mr. Trimm, the current President and Chief Executive Officer of CLI, remain in such positions.

10.      STOCKHOLDERS' EQUITY

         Offering of Common Stock

                 In May 1994, the Company sold 147,929 shares of its common stock to Intel Corporation in a private offering for $1,973,000 net of issuance costs. In July 1995, the Company received an aggregate of $4,900,000 relating to the sale of 565,000 shares of newly issued common stock of the Company to an investor at prices equal to an average of market prices on the NASDAQ National Market during a specified period.

         Preferred Share Purchase Rights Plan

                 In 1991, the Company adopted a Preferred Share Purchase Rights Plan (Rights Plan) under which, for each outstanding share of the Company's common stock, stockholders received one right, exercisable upon the occurrence of certain events, to purchase one one-hundredth of a share of a new series of preferred stock. In the event that any individual or group acquires 15% or more of the common stock of the Company, the Rights Plan permits the holder of each right, other than the acquiring individual or group, to purchase the Company's common stock having a market value of $200 at a 50% discount. In the event the Company is acquired in a merger or similar transaction in which the Company is not the surviving company, the holder of each right will have the right to purchase common stock of the acquiring company having a market value of $200 at a 50% discount. The Company may, subject to certain conditions, redeem the rights for $.01 each or exchange one share of common stock for each right.

         Stock Option Plans and Stock Purchase Plan

                 Under the Company's stock option plans, options to purchase shares of common stock may be granted to employees, directors and consultants at not less than the fair market value at the date of grant, as determined by the Board of Directors, in the case of Incentive Stock Options (ISOs) as defined by the Internal Revenue Code of 1986, as amended, and at not less than 85% of fair market value at the date of grant in the case of options other than ISOs. Options typically vest at six-month intervals over a period of four years and expire after ten years. In the event of employee termination, the Company has the right to cancel any vested options not exercised within 90 days of the termination date. Canceled options are returned to the option plans and are available for future grants.

                 In November 1994, the Company agreed to exchange outstanding options to purchase the Company's common stock held by non-officer employees for an equal number of options with an exercise price of $7.63, the then-current fair market value of the Company's common stock. In return, participating employees who chose to exchange their options agreed to vesting schedules for the new options which were delayed compared to vesting schedules for the original options. Options covering a total of 671,727 shares were exchanged under this program. The effect of such exchange reduced the weighted average exercise price of outstanding options from $10.79 to $9.74 per share. The effect of the exchange has been included in the accompanying table as options granted and canceled. No officer of the Company was allowed to participate in this exchange.

                 At December 31, 1996, the Company had 4,423,721 shares of common stock reserved for the exercise of stock options outstanding under all plans and for future option grants and the issuance of shares under the option plans and the purchase plan. At December 31, 1995 and 1996, outstanding options to purchase the Company's common stock had a weighted average exercise price of $8.73 and $8.00, respectively, and 496,240 and 621,862 shares, respectively,

                         COMPRESSION LABS, INCORPORATED
         were available for future grant under all options and purchase plans. At December 31, 1994, 1995 and 1996, outstanding options under the employee stock option plans were exercisable for 2,048,341, 2,277,507 and 1,874,360 shares at a weighted-average exercise price of $9.88, $9.71 and $9.55 per share, respectively.

                 Options under the employee option plans have been granted, exercised and canceled as follows:

                                                 Number of Shares        Option Price per Share      Weighted Average Price
                                                 ----------------        ----------------------      ----------------------
       Outstanding at December 31, 1993               3,329,834            $2.88  to   $27.13               $11.25
       Granted in 1994                                1,378,562 *          $6.50  to   $13.38                 9.24
       Exercised in 1994                               (163,456)           $2.88  to   $11.25                 7.57
       Canceled in 1994                                (970,582)*          $6.50  to   $27.13                14.01
                                                     ----------            ------------------               ------
       Outstanding at December 31, 1994               3,574,358            $2.88  to   $20.50                 9.90
       Granted in 1995                                1,098,510            $7.19  to   $10.25                 8.13
       Exercised in 1995                               (138,357)           $2.88  to   $ 9.00                 3.94
       Canceled in 1995                                (840,058)           $5.38  to   $19.63                11.15
                                                     ----------            ------------------               ------
       Outstanding at December 31, 1995               3,694,453            $2.88  to   $20.50                 9.31
       Granted in 1996                                1,629,280            $4.06  to   $ 8.13                 5.38
       Exercised in 1996                               (293,275)           $2.88  to   $ 7.63                 3.74
       Canceled in 1996                              (1,229,724)           $2.88  to   $20.50                 9.91
                                                     ----------            ------------------               ------
       Outstanding at December 31, 1996               3,800,734            $2.88  to   $20.00               $ 7.86
                                                     ==========            ==================               ======

         * Includes 671,727 shares exchanged under the above-mentioned program.

                 As discussed in Note 1, the Company continues to account for its stock-based compensation plans using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees and its related interpretations. Compensation expense has been recognized in the consolidated financial statements for employee stock arrangements when the fair market value of the stock exceeds the exercise price at the date of grant.

                 SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life, 5 years; stock volatility, 45.3% in 1995 and 1996; risk free interest rates, 6.0% in 1995 and 6.12% in 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $58,549,000 ($3.83 per share) in 1995 and $22,283,000 ($1.42 per share, not including impact of deemed paid dividend of $0.16 per share discussued in Note 1 ) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

                 The following table summarizes information about stock options outstanding at December 31, 1996:

                         COMPRESSION LABS, INCORPORATED

                                 Options Outstanding                                    Options Exercisable
         --------------------------------------------------------------------       -----------------------------
                                                   Weighted
                                                    Average         Weighted                            Weighted
                                  Number           Remaining         Average           Number            Average
             Range of           Outstanding       Contractual       Exercise         Exercisable        Exercise
          Exercise Prices      as of 12/31/96         Life            Price         as of 12/31/96        Price
         ------------------    --------------     -----------       ---------       --------------      --------
         $  2.88 to $4.06           102,979          3.97           $  3.44               71,179         $  3.16
         $  5.00 to $5.00           575,530          9.54           $  5.00               26,369         $  5.00
         $  5.11 to $5.11           400,863          9.43           $  5.11               50,501         $  5.11
         $  5.38 to $5.88           458,374          7.63           $  5.72              144,132         $  5.45
         $  6.00 to $7.25           416,822          8.25           $  7.00              186,354         $  7.07
         $  7.31 to $7.63           426,090          6.79           $  7.51              227,737         $  7.56
         $  7.75 to $9.00           474,082          6.84           $  8.34              379,431         $  8.35
         $  9.06 to 11.25           554,844          5.44           $ 10.56              435,505         $ 10.87
         $ 11.50 to 19.63           341,150          6.68           $ 14.82              304,152         $ 14.99
         $ 20.00 to 20.00            50,000          4.69           $ 20.00               50,000         $ 20.00
         ----------------        ----------          -----          -------            ----------        -------
         $  2.88 to 20.00         3,800,734          7.44           $  7.86            1,874,360         $  9.55


                 Under the Director's Stock Option Plan, options to purchase common stock have been granted. At December 31, 1994, 1995 and 1996, options to purchase 90,000, 106,000 and 149,000 were outstanding, respectively, at a weighted average exercise price of $13.75, $13.15 and $11.70 per share, respectively. Options to purchase 30,000 shares (at $12.63 per share), 16,000 shares (at $9.75 per share) and 43,000 shares (at $8.13 per share) of common stock were granted during 1994, 1995 and 1996, respectively. At December 31, 1994, 1995 and 1996, 45,000, 72,668 and 121,000 options were exercisable at a weighted average exercise price per share of $15.31, $14.16 and $12.23, respectively. In accordance with SFAS 123, the options granted in 1995 and 1996 have been valued at an average of $3.92 and $2.61 per share, respectively.

                 Through the Company's 1984 Employee Stock Purchase Plan, eligible employees of the Company may purchase common stock at 85% of the fair market value of the stock at the beginning or end of each offering period (calendar quarter), whichever is lower. Each participant may contribute up to 15% of total compensation toward purchase of shares. Shares have been issued under the plan as follows:

       Year                      Number of Shares  Price per Share  Average Price per Share
       ----                      ----------------  ---------------  -----------------------
       1994                           99,588       $6.80 to $10.09          $8.47
       1995                           99,547       $5.31 to $ 8.29          $6.80
       1996                           74,822       $4.30 to $ 5.63          $4.87

                 Under SFAS 123, compensation cost is recognized for the fair value of the employee's purchase rights, which are estimated using the Black-Scholes model with the following assumptions for 1995 and 1996, respectively: an expected life of three months for both years, expected volatility of 45.3% and 45.3%, risk-free interest rates of 6.0% and 6.12%, and no dividends during the expected term. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $2.08 and $1.44, respectively.

         Warrants

                 In 1989 and 1992, the Company issued warrants to purchase a total of 890,000 shares of the Company's common stock at $7.50 per share to PaineWebber R&D Partner II, L.P. as part of a research and development contract. At December 31, 1994, 1995 and 1996 warrants for 584,607 shares, 551,940 shares and 0 shares, respectively, were outstanding and exercisable under these warrants. On October 25, 1996, the Company also issued warrants to purchase 375,000 of common stock pursuant to the initial placement of 350,000 shares of Class C preferred stock. (See Note 9.)

11.      REVENUE

                 International revenue, principally from customers located in East Asia, Australia and Western Europe, was approximately $21,159,000 or 18%, $24,331,000 or 22% and $18,744,000 or 21% of revenues in 1994,
         1995 and 1996, respectively. No single customer accounted for greater than 10% of revenues in 1994, 1995 or 1996.

12.     INCOME TAXES

                 As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately
         $89 million, of which $23 million relates to deductions attributable to the exercise of non-qualified stock options and employees' early disposition of stock acquired through incentive stock options. The future net reduction in taxes otherwise payable arising from such deductions will be credited to additional paid-in capital when

                         COMPRESSION LABS, INCORPORATED
         realized. As of December 31, 1996, the Company had a federal general business credit carryforward of approximately $2 million. The federal net operating loss and tax credit carryforwards expire primarily in the years 1999 through 2011. The Company had a California net operating loss carryforward of approximately $20 million expiring primarily in 2001.

                 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):


                                                                                            December 31,
                                                                                     ------------------------
                                                                                       1995             1996
                                                                                     --------         -------
         Deferred tax assets:
           Accounts receivable, principally due to the allowance for
             doubtful accounts                                                        $ 4,466        $  4,050
           Inventories, principally due to the allowance for obsolete
             inventories and additional costs inventoried for tax purposes              4,672           2,550
           Property and equipment, principally due to differences
             in depreciation                                                            6,683           4,500
           Capitalized research and development expenses                                3,394           2,850
           Accrued expenses, not currently deductible                                   9,423           2,550
           Deferred revenue                                                               738           2,550
           Tax credit carryforwards                                                     2,291           2,000
           Net operating loss carryforwards                                            15,959          33,000
                                                                                     --------        --------
                                                                                       47,626          54,050
         Less: valuation allowance                                                    (44,441)        (52,600)
                                                                                     --------        --------
         Net deferred tax assets                                                        3,185           1,450
                                                                                     --------        --------
         Deferred tax liabilities:
           Capitalized software                                                        (1,279)         (1,450)
           Long-term contract revenue                                                  (1,906)              -
                                                                                     --------        --------
                                                                                       (3,185)         (1,450)
                                                                                     --------        --------
         Net deferred tax asset (liability)                                          $      -        $      -
                                                                                     ========        ========


                 The valuation allowance for deferred tax assets as of December 31, 1996 was $52,600,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Plan and Reorganization described in Note 15 would likely result in an ownership change. The Company has not determined the effect of the ownership change on its tax loss and credit carryforwards.

                 Federal and California tax law imposes significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in ownership of the Company which constitutes an "ownership change," as defined in Internal Revenue Code, Section 382. The Company's net operating loss and general business credit carryforwards have not been subjected to any potential limitations as a result of these provisions.

13.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                 The Company paid no federal income taxes during the years ended December 31, 1994, 1995 or 1996. Interest payments were $798,000, $1,142,000 and $973,000 for the years ended December 31,
         1994, 1995 and 1996, respectively. The Company purchased property and equipment through capital lease obligations totaling $0, $147,000 and $0 for the years ended December 31, 1994, 1995 and 1996, respectively.

                 In 1994, additional paid-in capital increased $13,758,000 from the conversion of 14,900 shares of Series B convertible preferred stock into 1,434,900 shares of the Company's common stock.
         (See Note 9.)

                         COMPRESSION LABS, INCORPORATED

14.     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          First         Second         Third         Fourth
                                                         Quarter        Quarter        Quarter       Quarter
                                                        ---------      ---------      ---------     ---------
                                                                 (In thousands, except per share amounts)
1996
----
Revenues                                                $  20,021      $  25,014      $  20,577     $ 22,270
Cost of revenues                                           11,107         14,171         10,955       13,655
                                                        ---------      ---------      ---------     --------
        Gross margin                                        8,914         10,843          9,622        8,615
Total operating expenses                                   14,907         10,378         10,973       14,455
                                                        ---------      ---------      ---------     --------
        Net income (loss) from operations                  (5,993)           465         (1,351)      (5,840)
Interest, net                                                (212)          (190)          (259)        (291)
                                                        ---------      ---------      ---------     --------
        Net income (loss) from continuing operations       (6,205)           275         (1,610)      (6,131)
Discontinued operations
  Loss on disposal                                              -              -              -       (6,689)
                                                        ---------      ---------      ---------     --------
        Net loss from discontinued operations                   -              -              -       (6,689)
                                                        ---------      ---------      ---------     --------
        Net income (loss)                               $  (6,205)     $     275      $  (1,610)    $(12,820)
                                                        =========      =========      =========     ========

Net income (loss) per share
  Net income (loss) from continuing operations          $   (0.40)     $    0.02      $   (0.10)    $  (0.55)
  Net loss from discontinued operations                         -              -              -        (0.42)
                                                        ---------      ---------      ---------     --------
  Net income (loss) per share                           $   (0.40)     $    0.02      $   (0.10)    $  (0.97)
                                                        =========      =========      =========     ========

Weighted average common shares and common
  share equivalents outstanding                            15,526         15,806         15,774       15,865
                                                        =========      =========      =========     ========


1995
----
Revenues                                                $  27,857      $  29,923      $  28,444     $ 26,755
Cost of revenues                                           17,529         18,163         16,295       27,372
                                                        ---------      ---------      ---------     --------
        Gross margin                                       10,328         11,760         12,149         (617)
Total operating expenses                                   12,746         12,242         12,042       16,602
                                                        ---------      ---------      ---------     --------
        Net income (loss) from operations                  (2,418)          (482)           107      (17,219)

Interest, net expense                                        (209)          (337)          (216)        (266)
                                                        ---------      ---------      ---------     --------
        Net loss from continuing operations                (2,627)          (819)          (109)     (17,485)
Discontinued operations
  Income (loss) from operations                               535            921            (82)      (3,315)
  Loss on disposal                                              -              -              -      (34,601)
                                                        ---------      ---------      ---------     --------
        Net loss from discontinued operations                 535            921            (82)     (37,916)
                                                        ---------      ---------      ---------     --------
        Net income (loss)                               $  (2,092)     $     102      $    (191)    $(55,401)
                                                        =========      =========      =========     ========

Net income (loss) per share
  Net income (loss) from continuing operations          $   (0.18)     $   (0.05)     $   (0.01)    $  (1.13)
  Net income (loss) from discontinued operations             0.04           0.06              -        (2.45)
                                                        ---------      ---------      ---------     --------
  Net income (loss) per share                           $   (0.14)     $    0.01      $   (0.01)    $  (3.58)
                                                        =========      =========      =========     ========

Weighted average common shares and common
  share equivalents outstanding                            14,667         15,505         15,265       15,463
                                                        =========      =========      =========     ========

                         COMPRESSION LABS INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Concluded)


15.      SUBSEQUENT EVENT

                 On January 6, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (Merger) with VTEL Corporation
         (VTEL), a designer, manufacturer and marketer of multi-media conferencing systems, and VTEL-Sub, Inc. (Merger Sub), a wholly owned subsidiary of VTEL organized solely for the purpose of facilitating the Merger. Upon consummation of the Merger and the transactions associated therewith, Merger Sub will merge with the Company, and the Company will continue as the surviving company and a wholly owned subsidiary of VTEL. In the Merger, each share of the Company's common stock shall be converted into the right to receive .46 of one fully paid and nonassessable share of VTEL common stock, par value $.01 per share (VTEL common stock). Each share of the Company's Series C preferred stock shall be converted into the right to receive 3.15 fully paid and nonassessable shares of VTEL common stock. Furthermore, the right to additional funding under the preferred stock Agreement will terminate upon consummation of the Merger with VTEL.

                 In the Merger, each option to purchase the Company's common stock shall be converted into the right to purchase .46 shares of VTEL common stock at a price equal to the original option price divided by .46. The Merger also provides that each outstanding warrant to purchase the Company's common stock will become a warrant to purchase VTEL common stock on the same terms as set forth in the original warrant and for that number of VTEL common shares as the holder would have been entitled to receive had the holder exercised the original warrant immediately prior to the Effective Time of the Merger.

                 The Merger is subject to the separate majority approval by the stockholders of the Company and VTEL and certain other conditions, including the receipt of opinions that the Merger may be accounted for as a pooling of interest and qualify as a tax-free exchange. Under certain conditions, if the Merger is terminated at any time prior to its consummation, the Company is to pay VTEL a termination fee of $3.5 million plus expenses incurred by VTEL pursuant to the Merger.

                 As a requirement of VTEL to enter into the Merger, the Company and VTEL entered into a Stock Option Agreement, dated January 6, 1997, pursuant to which the Company granted VTEL an option to purchase 3,120,500 common shares of the Company at a price of $4.6575 per share (the Option). VTEL may exercise the Option only upon the occurrence of certain events described therein. At the request of the holder of the Option, under certain circumstances, the Company will repurchase, pursuant to a formula price set out in the Stock Option Agreement, the Option and any common shares of the Company purchased upon the exercise of the Option.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             During 1995 and 1996 the Company neither changed its accountants nor reported a disagreement on any matters of accounting principles or practices or financial statement disclosure.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The officers and directors of the Company and their ages as of March 14, 1997 are as follows:

   NAME                                   AGE                PRESENT POSITION WITH CLI
   ----                                   ---                -------------------------
    T. Gary Trimm                          49        President, Chief Executive Officer, Principal
                                                     Financial Officer and Director
    Dr. Wen H. Chen                        58        Executive Vice President, Research and
                                                     Development and Chief Scientist
    Ted S. Augustine                       56        Executive Vice President and General Manager
    Dr. Arthur G. Anderson (1) (2)         70        Director, Chairman of the Board
    Robert J. Casale (1) (2)               60        Director
    Robert B. Liepold (1) (2)              71        Director
    David A. Wegmann (1) (2)               50        Director

    _____________
    (1) Member of the Audit Committee
    (2) Member of the Compensation Committee

         Mr. Trimm has been President, Chief Executive Officer and a member of the Board of Directors since February 1996 and Principal Financial Officer since April 1996. From February 1995 to February 1996, he was Senior Vice President and President, Broadcast Products Group of CLI. From March 1994 to February 1995, he was President of the North American Division of Scientific-Atlanta, Inc. ("S-A"), which supplies advanced analog and digital video systems to the cable and telephone industry. From January 1990 To March 1994, he held the position of President of the Subscriber Systems Division at S-A, where he had general management responsibility for S-A's analog and digital settop business. From April 1988 to March 1990, Mr. Trimm held other senior management positions at S-A, including President of the Spectral Dynamics Division.

         Dr. Chen has been Executive Vice President, Research and Development, and Chief Scientist since October 1996. He served as Senior Vice President, Research and Chief Scientist of CLI from September 1989 until October 1996.

         Mr. Augustine has been Executive Vice President and General Manager since January 1997. He served as Vice President, Sales and Marketing from October 1996 through January 1997, and has served as Vice President, Worldwide Sales, Videoconferencing Products of CLI from December 1993 until October 1996. From January 1987 to December 1993 he was Vice President, North American Sales, Videoconferencing Products.

         Dr. Anderson has served as a member of the Board of Directors of CLI since August 1984 and is currently serving as Chairman of the Board. He is a consultant on science and engineering management and a member of the National Academy of Engineering. Dr. Anderson held various positions with International Business Machines Corporation ("IBM") from 1951 to June 1984, including Director of Research, General Products Division President, Group Executive and Vice President. He retired from IBM in June 1984.

         Mr. Casale has served as a member of the Board of Directors of CLI since October 1986. He is currently Group President of the Brokerage Information Services Group of Automatic Data Processing, Inc., a provider of computer and data processing services. From 1986 to 1987 he served as a Managing Director for the Mergers and Acquisitions Division of Kidder Peabody & Co., Incorporated, a securities brokerage and investment banking firm. Mr. Casale is also a director of Provident Mutual Life Insurance Co. and Quantum Corporation.

         Mr. Liepold has served as a member of the Board of Directors of CLI since May 1988. Since 1984, he has served as President of Robert B. Liepold, Inc., an advisor to senior corporate management for strategic planning, marketing and organization. He has served as President of KCWB, a television station in Kansas City, Missouri, since 1996.

         Mr. Wegmann has served as a member of the Board of Directors of CLI since May 1981. He has been a private investor since 1988. Mr. Wegmann is also a director of MMI Medical, Inc., Innoserve Technologies, Inc. and Plantronics.

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         CLI pays each non-employee director (a person that is elected as a director of CLI or an affiliate of CLI and who is not otherwise employed by CLI or an affiliate of CLI) fees consisting of $5,000 annually plus $750 for each Board of Directors meeting and for each Audit, Executive and Compensation Committee meeting attended. Non-employee directors are also eligible for reimbursement in accordance with Company policy for their expenses incurred in connection with attending meetings of the Board of Directors and the Audit, Executive and Compensation Committee.

         Each non-employee director is also entitled to receive annual non-discretionary annual stock options grants under CLI's 1992 Non-Employee Directors' Stock Option Plan (Directors' Plan). Only non-employee directors of CLI or an affiliate of CLI (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by CLI not to qualify as incentive stock options under the Code.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table shows for the fiscal years ended December 31, 1996, 1995 and 1994, compensation paid by CLI, including salary, bonuses, stock options, and certain other compensation, to its current Chief Executive Officer and each of its four other most highly compensated executive officers at December 31, 1996, including two former officers and one former chief executive officer (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-term
                                                                                   Compensation
                                                         Annual Compensation        Awards (2)
                                                    -----------------------------  -------------
                                                                                    Securities
                                                                   Bonus and        Underlying        All Other
                                                     Salary      Commissions (1)   Options/SARs   Compensation (3)
       Name and Principal Position          Year       ($)             ($)              (#)               ($)
  -------------------------------------    ------   ---------   -----------------   -----------   ----------------
 T. Gary Trimm                              1996      250,000        100,000           250,000                -
   President, Chief Executive Officer       1995      201,924        150,000           250,000                -
   Principal Financial Officer              1994            -              -                 -                -
   and Director (4)

 Dr. Wen H. Chen                            1996      197,370              -            40,000                -
   Senior Vice President, Engineering,      1995      197,370              -            10,000            7,591
   Research and Chief Scientist             1994      198,775              -            15,000           11,387

 Ted S. Augustine                           1996      172,000              -            40,000                -
   Executive Vice President and             1995      156,000         29,796             7,000           12,000
   General Manager                          1994      156,767         14,016             7,500                -

 Larry L. Enterline                         1996      108,654        100,000           225,000          177,688
   Executive Vice President (5)             1995            -              -                 -                -
                                            1994            -              -                 -                -

 Anthony Pilarinos                          1996      180,831              -            15,000           20,769
   Former Vice President of Operations      1995      183,600              -            15,000                -
                                            1994      179,835         15,000                 -                -

 Paul P. Romeo                              1996      145,000              -            27,500                -
   Former Vice President of Operations      1995      130,861              -            10,000                -
                                            1994      125,000              -             7,500                -

 Michael E. Selfert                         1996      121,885              -            50,000                -
   Vice President and Chief Accounting      1995      112,500              -             7,750                -
   Officer                                  1994      106,000              -            12,700                -

 John E. Tyson                              1996       39,425                                -          247,448
   Former President, Chief Executive        1995      280,000              -            50,000           30,962
   Officer and Chairman of the Board (6)    1994      244,500              -            40,000           95,442

__________________________

(1) Amounts shown for 1996 consist of bonuses of $100,000 each to Messrs. Trimm and Enterline. Amounts shown for 1995 consist of a bonus to Mr. Trimm of $150,000 and commission to Mr. Augustine of $29,796. Amounts shown for 1994 consist of a commission to Mr. Augustine of $14,016 and a bonus to Mr. Pilarinos of $15,000.

(2)   CLI has no stock appreciation rights (SARs).

(3) Amounts shown for 1996 consist of payments of $177,688 to Mr. Enterline as a management consultant prior to his joining CLI in July 1996 as Executive Vice President, payments of $247,448 to Mr. Tyson as a consultant subsequent to his resignation as President, Chief Executive Officer and Chairman of the Board in February 1996, and payment to Mr. Pilarinos of $20,769 in lieu of accrued and unused paid time off.

(4) Mr. Trimm joined CLI in February 1995 as President, Broadcast Products. Since February 1996, Mr. Trimm has been President, Chief Executive Officer and a member of the Board of Directors.

(5) Mr. Enterline joined CLI in July 1996 as Executive Vice President. From January 1996 to July 1996, Mr. Enterline was a management consultant to CLI. Mr. Enterline voluntarily resigned in January 1997. As part of his employment agreement, Mr. Enterline is entitled to receive from the date of his resignation his base salary for a period of 52 weeks as long as he does not enter into an activity in competition with CLI or solicit CLI's employees.

(6) Mr. Tyson resigned as President, Chief Executive Officer and Chairman of the Board in February 1996. Mr. Tyson has currently entered into a consulting relationship with CLI, at a rate that approximates Mr. Tyson's 1995 base annual salary, that will continue through February 1998. As part of the separation and consulting agreement, Mr. Tyson's stock options continued to vest during the consulting period and became fully vested in August 1996. In addition, CLI has agreed to permit Mr. Tyson to exercise his stock options, except for certain stock options granted in 1988 and 1989, no later than the end of their full ten-year term, or March 1, 2001, whichever occurs first.

EMPLOYMENT CONTRACTS

         In July 1996, CLI entered into employment agreements with each of T. Gary Trimm, President and Chief Executive Officer of CLI, and Larry L. Enterline, Executive Vice President of CLI (collectively, the "Executives"). The employment agreements between CLI and each of the Executives provide for an annual salary to each of the Executives of $250,000 and an annual bonus. In addition CLI's employment agreement with Mr. Trimm provided for the grant of an option to purchase 170,000 shares of Common Stock. CLI's employment agreement with Mr. Enterline provided for the grant of an option to purchase 150,000 shares of Common Stock and provided that an option to purchase 75,000 shares of Common Stock previously granted by the Board to Mr. Enterline, become effective at an exercise price equal to the market price of the Common Stock as of the date of Mr. Enterline's employment agreement.

         If CLI terminates the employment of either of the Executives without "Cause" (as defined in the employment agreements), or if either of the Executives voluntarily terminates his employment with "Good Reason" (as defined in the employment agreements), CLI shall continue to pay such Executive his base salary for a period of 52 weeks (the "Severance Period"). CLI shall discontinue such payments if such Executive enters into an activity in competition with CLI or solicits CLI's employees. Following the Severance Period, such Executive shall serve as a consultant to CLI for a period of up to three (3) years. During such consulting period, CLI will pay such Executive a monthly fee equal to the greater of $500 or $125 per hour of consulting services performed during such month, and any options to purchase Common Stock held by such Executive will continue to vest.

STOCK OPTION PLANS

         Stock Option Plan and Supplemental Stock Option. In March 1996, the Board amended the Combined 1980 Stock Plan and 1984 Supplemental Stock Option Plan (the "Option Plans") and reserved 8,000,000 shares for issuance under the Option Plans and the 1984 Employee Stock Purchase Plan. The Option Plans provide for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options, to employees (including officers), directors and consultants of CLI. The Option Plans are administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The Board may not grant options to purchase more than 400,000 shares per calendar year to an individual employee, consultant or director.

         The term of a stock option granted under the Option Plans generally may not exceed 10 years. The exercise price of options granted under the Option Plans is determined by the Board of Directors but, in the case of an incentive stock option, cannot be less than 100% of the fair market value of the Common Stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value of the Common Stock on the date of grant, and in the case of a nonqualified stock option, cannot be less than 85% of the fair market value of the Common Stock on the date of grant. Options granted under the Option Plans to new employees and consultants generally will vest at the rate of 1/4 of the shares subject to option on the first anniversary of the date of hire and 1/48th of such shares monthly thereafter. No option may be transferred by the optionee other than by will or the laws of descent or distribution or, in certain limited instances, pursuant to a qualified domestic relations order. An optionee whose relationship with CLI or any related corporation ceases for any reason (other than by death or disability) may exercise options in the three-month period following such cessation (unless such options terminate or expire sooner by their terms) or in such longer period as may be determined by the Board of Directors.

         Shares subject to options which have lapsed or terminated may again be subject to options granted under the Option Plans. Furthermore, the Board of Directors may offer to exchange new options for existing options, with the shares subject to the existing options again becoming available for grant under the Option Plans. In the event of a decline in the value of CLI's Common Stock, the Board of Directors has the authority to offer optionees the opportunity to replace outstanding higher price options with new lower priced options.

         In the event of merger or consolidation involving CLI in which CLI is not the surviving corporation, reverse merger, or liquidation or sale of substantially all of the assets of CLI, all outstanding awards under the Option Plans shall either be assumed or substituted by the surviving entity or such awards will continue in full force and effect. If the surviving entity determines not to assume or substitute such awards, the time during which such awards may be exercised shall be accelerated and the awards terminated if not exercised prior to the merger or consolidation.

         As of December 31, 1996, there were 3,800,734 outstanding options under the Option Plans. The Option Plans will terminate in 1999, unless terminated sooner by the Board of Directors. See Note 10 of Notes to Consolidated Financial Statements.

         Employee Stock Purchase Plan. In March 1996, the Board amended the 1984 Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of Common Stock reserved under the Purchase Plan to 8,000,000 shares of Common Stock combined with the Option Plans. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. Currently the Board has authorized continuous offerings coinciding with CLI's fiscal quarters.

         Employees are eligible to participate if they are employed by CLI, or an affiliate of CLI designated by the Board of Directors, for at least 20 hours per week and are employed by CLI or a subsidiary of CLI designated by the Board for at least five months per calendar year. However, if an employee would own more than 5% of CLI's Common Stock after participating in the Purchase Plan, such employee shall not be eligible for the Purchase Plan. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of the Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the last day of each offering period. Employees may end their participation in the offering at any time during the offering period. Participation ends automatically on termination of employment with CLI.

         In the event of a merger or consolidation involving CLI in which CLI is not the surviving corporation, reverse merger, or liquidation or sale of substantially all of the assets of CLI, or certain changes in the beneficial ownership of CLI's securities representing at least a 50% change of such ownership, the Board of Directors has discretion to provide that each right to purchase Common Stock will be assumed or an equivalent right substituted by the successor corporation; the Board may shorten the offering period and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to such merger or other transaction.

         The Purchase Plan will terminate in December 1999. The Board has the authority to amend or terminate the Purchase Plan, subject to the limitation that no such action may adversely affect any outstanding rights to purchase Common Stock.

         1992 Non-Employee Directors' Stock Option Plan. In March 1996, the Board amended the 1992 Non-Employee Directors' Stock Plan (the "Directors' Plan") which provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of CLI in order to increase the number of shares reserved under the Directors' Plan to 168,000 shares of CLI's Common Stock. The Directors' Plan is administered by the Board of Directors, unless the Board delegates administration to a committee comprised of members of the Board.

         Pursuant to the terms of the Directors' Plan, each director of CLI, not otherwise employed by CLI, automatically will be granted an option to purchase 6,000 shares of Common Stock upon election as a director. Finally, each director who continues to serve as a non-employee director will be granted an additional option to purchase 6,000 shares of Common Stock on each anniversary of the date of his or her initial grant. The options granted under the Directors' Plan shall vest in six equal biannual installments commencing on the date six months after the date of grant of option.

         In the event of a merger or consolidation involving CLI in which CLI is not the surviving corporation, reverse merger, liquidation or sale of substantially all of the assets of CLI, or certain changes in the beneficial ownership of CLI's securities representing at least a 50% change of such ownership, then options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised or assumed by any surviving corporation prior to such event.

         No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date it was granted. The exercise price of options under the Directors' Plan will equal the fair market value of the Common Stock on the date of grant. The Directors' Plan will terminate March 2002, unless earlier terminated by the Board.

                       STOCK OPTION GRANTS AND EXERCISES

         The following tables show for the fiscal year ended December 31, 1996 certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:


                                                OPTION GRANTS IN 1996                       Potential Realizable
                                                Individualized Grants                      Value At Assumed Annual
                        ---------------------------------------------------------------     Rates of Stock Price
                               Number of                                                      Appreciation for
                              Securities         % of Total                                    Option Term (3)
                          Underlying Options    to Employees       Price     Expiration  --------------------------
          Name               Granted (1)         in 1996 (2)     ($/Share)       Date       5% ($)        10% ($)
  -------------------     ------------------    ------------     ---------   ----------    ---------     ---------
 T. Gary Trimm                80,000                 4.9%          5.109      04/16/06       257,042        651,394
 T. Gary Trimm               170,000                10.4%          5.000      07/17/06       534,560      1,354,681
 Dr. Wen H. Chen              40,000                 2.5%          5.875      06/21/06       147,790        374,529
 Ted S. Augustine             40,000                 2.5%          5.875      06/21/06       147,790        374,529
 Larry L. Enterline           25,000                 1.5%          5.109      04/16/06        80,326        203,561
 Larry L. Enterline          200,000                12.3%          5.000      07/17/06       628,895      1,593,742
 Anthony Pilarinos            15,000                 1.0%          5.109      04/16/06        48,195        122,136
 Paul P. Romeo                 7,500                  .5%          5.109      04/16/06        24,098         61,068
 Paul P. Romeo                20,000                 1.2%          5.875      07/17/06        62,889        159,374
 Michael E. Seifert           10,000                  .6%          5.109      04/16/06        32,130         81,424
 Michael E. Seifert           40,000                 2.5%          5.875      06/21/06       125,779        318,748
 John E. Tyson                     -                   -               -             -             -              -
--------------------------

(1) Options generally vest in equal installments every six months over a four-year period beginning on the date six months after the date of grant. The options will fully vest upon a change of control, as defined in CLI's option plans, unless the acquiring company assumes the options or substitutes similar options. The Board of Directors may reprice the options under the terms of CLI's option plans.

(2)   Based on total of 1,629,280 options granted to all employees in 1996.

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


    AGGREGATED OPTION EXERCISES IN 1996 AND DECEMBER 31, 1996 OPTION VALUES

                                                                           Number of
                                                                          Securities                 Value of
                                                                          Underlying                Unexercised
                                                                         Unexercised               In-the-Money
                                                                          Options at                Options at
                                                                         December 31,              December 31,
                                Acquired on                                  1996                    1996 ($)
                                 Exercise              Value              Exercisable/              Exercisable/
          Name                      (#)            Realized ($) (1)      Unexercisable           Unexercisable (2)
  -------------------          ------------        ----------------   ------------------         -----------------
 T. Gary Trimm                     - 0 -                - 0 -           145,714/354,286            -0-  /  -0-
 Dr. Wen H. Chen                   - 0 -                - 0             256,438/51,562             1,260/  -0-
 Ted S. Augustine                  - 0 -                - 0 -           124,021/50,541             -0-  /  -0-
 Larry L. Enterline                - 0 -                - 0 -            50,268/324,732            -0-  /  -0-
 Anthony Pilarinos                 - 0 -                - 0 -            50,625/39,375             -0-  /  -0-
 Paul P. Romeo                     - 0 -                - 0 -            96,064/37,686             6,098/  -0-
 Michael E. Seifert                - 0 -                - 0 -            10,606/59,844             -0-  /  -0-
 John E. Tyson                    104,000               224,302         260,000/  -0-              -0-  /  -0-

--------------------------

(1) Value realized is based on the fair market value of CLI's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Based on the closing price on December 31, 1996 of the Common Stock on the Nasdaq National Market of $3.8125 per share.

(2) Based on the closing price on December 31, 1996 of the Common Stock on the Nasdaq National Market of $3.8125 per share.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of CLI's class of voting securities as of March 14, 1997 by (i) all those known by CLI to be beneficial owners of more than 5% of its voting securities, (ii) all directors, (iii) each of the "Named Executive Officers" and (iv) all officers and directors of CLI as a group.

                                                                                     Shares Beneficially
                                                                                        Owned (1), (2)
                                                                               -----------------------------
         Name and Address of Beneficial Owner                                    Number             Percent
         ------------------------------------                                  ----------         ----------
      Infinity Investors Limited (2)
        27 Wellington Road
        Cork, Ireland                                                           4,282,692            21.2%
      Heartland Advisors, Inc.
        790 North Milwaukee Street
        Milwaukee, WI 53202                                                     1,068,600             6.7%
      Thomson Consumer Electronics, S.A.
        9, place de Vosges, La Defense 5
        Courbevoie, Cedex 66
        92050 Paris La Defense, France                                            883,599             5.6%
      Dr. Arthur G. Anderson (3)                                                  121,617               *
      Ted S. Augustine (3)                                                        129,574               *
      Robert J. Casale (3)                                                         73,167               *
      Dr. Wen H. Chen (3)                                                         267,515             1.7%
      Larry L. Enterline (3)                                                       78,393               *
      Robert B. Liepold (3)                                                        86,667               *
      Anthony Pilarinos (3)                                                        50,625               *
      Paul P. Romeo (3)                                                           103,128               *
      Michael E. Seifert(3)                                                        13,693               *
      T. Gary Trimm (3)                                                           205,536             1.3%
      John E. Tyson (3)                                                           346,449             2.1%
      David A. Wegmann (3)                                                         73,667               *
      All executive officers and directors as
      a group (15 persons) (3)                                                  1,642,255             9.4%


         * Less than 1%

__________________________

 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13Gs filed with the Securities and Exchange Commission (SEC). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, CLI believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 15,892,853 shares of Common Stock outstanding on March 14, 1997.

(2) The number of shares of Common Stock considered beneficially owned by Infinity upon the assumed conversion of 350,000 shares of Series C Preferred Stock is based upon a conversion formula using the average closing bid price of the Common Stock for the 5 trading days immediately preceding March 14, 1997. The number of shares considered beneficially owned also includes the assumed conversion of warrants to purchase 375,000 shares of Common Stock.

(3) Includes shares that certain executive officers, directors and former executive officers of CLI have the right to acquire within 60 days after March 14, 1997 pursuant to exercise of outstanding options as follows: Ted
      S. Augustine, 126,645 shares; Dr. Arthur G. Anderson, 95,667 shares; Robert J. Casale, 71,667 shares; Dr. Wen H. Chen, 263,000 shares; Robert
      B. Liepold, 86,667 shares; Anthony Pilarinos, 50,625; Paul P. Romeo, 100,001 shares; Michael E. Seifert, 13,419 shares; T. Gary Trimm,
      205,536 shares; John E. Tyson, 260,000 shares; David A. Wegmann,
      71,667 shares; and all executive officers and directors as a group, 1,498,762 shares.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this Report:

    (a)(1)       Financial Statements

         The Consolidated Financial Statements, Notes thereto, and Independent Accountants' Report thereon are included in Part II, Item 8 of this report.


    (a)(2)           Index to Financial Statement Schedules

         The following financial statement schedules of Compression Labs, Incorporated for each of the years in the three year period ended December 31, 1996 are included pursuant to Item 8:

                                                         Page in Form 10-K
                                                         -----------------
    Independent Auditors' Report on Schedule                    S-1
    Schedule II   Valuation and Qualifying Accounts             S-2

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


    (a)(3)       Exhibits

 Exhibit
 Number                               Description
-------                               -----------
  3.1            Restated Certificate of Incorporation of Registrant, as
                 amended.  (1)
  3.2            Bylaws, as amended. (2)
  4.1            Warrant, dated as of December 19, 1989, between the Company and
                 PaineWebber R&D Partners, II, L.P. (3)
  4.2            Amendment No. 1 to Warrant, dated as of October 16, 1992,
                 between the Company and PaineWebber R&D Partners II, L.P. (3)
  4.3            Form of Warrant Certificate. (3)
  4.4            Form of Common Stock Certificate. (3)
  4.5            Certificate of Determination of Preferences of Series A Junior
                 Participating Preferred Stock. (4)
  4.6            Registration Rights Agreement dated October 24, 1996 among the
                 Company, Infinity Investors, Ltd. and Seacrest Capital
                 Limited. (5)
  4.7            Certificate of Designation of Series C Convertible Preferred
                 Stock.(5)
 10.1            1980 Stock Option Plan, as amended (the ISO Plan). (6)
 10.2            Revised forms of Incentive Stock Option and Early Exercise
                 Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan. (7)
 10.3            1984 Employee Stock Purchase Plan, as amended (the 1984
                 Purchase Plan). (6)
 10.4            Form of Offering and Participation and Payroll Deduction
                 Agreement used in connection with the purchase of Common Stock under the 1984 Purchase Plan. (8)
 10.5            1984 Supplemental Stock Option Plan, as amended (the
                 Supplemental Plan). (6)
 10.6            Form of Supplemental Stock Option Plan and Early Exercise Stock
                 Purchase agreement used in connection with the issuance and exercise of options under the Supplemental Plan. (7)
 10.7            Lease Agreement, dated as of January 16, 1987, covering the
                 Company's principal executive offices and manufacturing
                 facility. (2)
 10.8            Sublease Agreement, dated December 6, 1990, covering the
                 Company's additional principal executive offices. (9)
 10.9            Perquisite Plan. (10)

 10.10           Amended and Restated 1992 Non-Employee Directors' Stock Option
                 Plan (the Directors' Plan) and Form of Grant used in connection therewith. (6)
 10.11           Lease Agreement, dated March 31, 1992, between MLH Income
                 Realty Partnership III, Lessor, and Compression Labs,
                 Incorporated, Lessee, covering the Company's principal
                 manufacturing facility. (11)
 10.12           First Amendment to Lease, dated December 14, 1994, between MLH
                 Income Realty Partnership III, Lessor, and Compression Labs,
                 Incorporated, Lessee, covering the Company's principal
                 manufacturing facility. (6)
 10.13           Amended and Restated Rights Agreement by and between
                 Compression Labs, Incorporated and The First National Bank of
                 Boston, dated January 29, 1993. (4)
 10.14           Investment Agreement by and between Compression Labs,
                 Incorporated and Fletcher Asset Management, Inc., dated as of
                 June 16, 1995. (6)
 10.15           Loan and Security Agreement, entered into as of August 21,
                 1995, by and between Compression Labs, Incorporated and
                 BankAmerica Business Credit, Inc. (12)
 10.16           Consulting and Separation Agreement with John E. Tyson dated
                 February 16, 1996. (13)
 10.17           Consulting and Separation Agreement with Robert Silver dated
                 November 29, 1995. (13)
 10.18           Waiver and First Amendment to Credit Agreement, entered into as of April 11, 1996, by and between Compression Labs,
                 Incorporated and BankAmerica Business Credit, Inc. (13)
 10.19           Waiver and Second Amendment to Credit Agreement, entered into as of May 17, 1996, by and between Compression Labs,
                 Incorporated and BankAmerica Business Credit, Inc.(14)
 10.20           Termination Agreement, dated June 4, 1996, between Compression
                 Labs, Incorporated and BankAmerica Business Credit, Inc.(15)
 10.21           Loan and Security Agreement between the Company and Greyrock
                 Business Credit, a Nations Bank Company.(15)
 10.22           Asset Purchase Agreement between the Company and Charger
                 Industries, Inc. dated June 7, 1996.(16)
 10.23           Second Amendment to Amended Lease, dated June 20, 1996, by and between The Equitable Life Assurance Society of the United
                 States and Compression Labs, Incorporated. (17)
 10.24           Employment Agreement with T. Gary Trimm dated July 17, 1996.
                 (17)
 10.25           Employment Agreement with Larry L. Enterline dated July 17,
                 1996. (17)
 10.26           Convertible Preferred Stock Purchase Agreement dated October
                 24, 1996 among the Company, Infinity Investors, Ltd. and
                 Seacrest Capital Limited.(4)
 10.27           First Amendment to Lease, dated September 3, 1996, by and
                 between AMB Western Properties Fund-1, and Compression Labs,
                 Incorporated.
 11.1            Statement re computation of Net Income (Loss) Per Share.
 21.1            Subsidiaries of the Company. (9)
 23.1            Consent of KPMG Peat Marwick LLP.
 24.1            Power of Attorney.  Reference is made to Page 49.
 27              Article 5 of Regulation S-X, Financial Data Schedules for
                 Compression Labs, Incorporated for the Year Ended December 31,
                 1996.

(1) Filed as an exhibit to a Registration Statement on Form S-8 filed on November 29, 1989 (Registration No. 33-32366) and incorporated herein by reference.
(2) Filed as an exhibit to an Annual Report on Form 10-K filed on April 14, 1988 (Commission File No. 0-13218) and incorporated herein by reference.
(3) Filed as an exhibit to a Registration Statement on Form S-3 filed on April 5, 1993 and incorporated herein by reference.
(4) Filed as an exhibit to a Current Report on Form 8-K filed on February 1, 1993 (Commission File No. 0-13218) and incorporated herein by reference.
(5) Filed as an exhibit to a Current Report on Form 8-K filed on November 1, 1996 (Commission File No. 0-13218) and incorporated herein by reference.
(6) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1994 (Commission File No. 0-13218) and incorporated herein by reference.
(7) Filed as an exhibit to a Registration Statement on Form S-8 filed June 6, 1994 (file No. 33-79790) and incorporated herein by reference.
(8) Filed as an exhibit to a Registration Statement on Form S-8 filed on March 29, 1985 (Registration No. 2-9628) and incorporated herein by reference.
(9) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1990 (Commission File No. 0-13218) and incorporated herein by reference.
(10) Filed as an exhibit to a Registration Statement on Form S-1 filed on July 10, 1986 (Registration No. 33-7128) or Amendment No. 1 to such Registration Statement filed on July 24, 1986 and incorporated herein by reference.
(11) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1992 (Commission File No. 0-13218) and incorporated herein by reference.
(12) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 0-13218) and incorporated herein by reference.
(13) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1995 (Commission File No. 0-13218) and incorporated herein by reference.
(14) Filed as an exhibit to a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 0-13218) and incorporated herein by reference.
(15) Filed as an exhibit to a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 0-13218) and incorporated herein by reference.
(16) Filed as an exhibit to a Current Report on Form 8-K filed on June 14, 1996 (Commission File No. 0-13218) and incorporated herein be reference.
(17) Filed as an exhibit to a Registration Statement on Form S-1 filed on November 25, 1996 and incorporated herein by reference.
(18) Filed as an exhibit to a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-13218) and incorporated herein by reference.

         (b)     Reports on Form 8-K

    The following report on Form 8-K was filed by the Company during the period from September 28, 1996, through and including December 31, 1996:

   Date of Report                          Item Reported
   -----------------                       -------------
   October 26, 1996                        Item 5 - Other Events
                                           Item 7 - Financial Statement and Exhibits

                                   SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                             COMPRESSION LABS, INCORPORATED


                             BY         /s/  T. GARY TRIMM
                                ---------------------------------
                                          (T. Gary Trimm)
                                           President and
                                      Chief Executive Officer

March 24, 1997


                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Gary Trimm as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


             SIGNATURE                                    TITLE                           DATE
----------------------------------         -----------------------------------       ---------------

       /s/    T. GARY TRIMM                President, Chief Executive Officer        March 24, 1997
----------------------------------            and Director
          (T. Gary Trimm)                     (Principal Executive Officer and
                                               Finance Officer)


                                           Director                                  March __, 1997
----------------------------------
       (Arthur G. Anderson)


     /s/    ROBERT J. CASALE               Director                                  March 24, 1997
----------------------------------
        (Robert J. Casale)


     /s/    ROBERT B. LIEPOLD              Director                                  March 25, 1997
----------------------------------
        (Robert B. Liepold)


     /s/    DAVID A. WEGMANN               Director                                  March 24, 1997
----------------------------------
        (David A. Wegmann)

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Compression Labs, Incorporated:

Under date of March 10, 1997, we reported on the consolidated balance sheets of Compression Labs, Incorporated and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 included herein. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K as listed in the index under Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/       KPMG Peat Marwick LLP

San Jose, California
March 10, 1997

                                                                     SCHEDULE II

                         COMPRESSION LABS, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                                     Additions
                                                     Balance at     Charged to
                                                     Beginning      Costs and                          Balance at
                                                     of Period       Expenses          Deductions     End of Period
                                                     ----------     ----------         ----------     -------------
YEAR ENDED DECEMBER 31, 1996:
    Deducted from asset accounts  -
      Allowance for doubtful accounts                $  10,028       $   4,573          $(3,140) (1)    $  11,461

      Product warranty liability                     $     575       $    (158)         $  (290) (2)    $     127

      Product upgrades                               $      60       $       -          $   (60) (3)    $       -

-----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:
    Deducted from asset accounts  -
      Allowance for doubtful accounts                $   1,992       $  11,349          $(3,313) (1)    $  10,028

      Product warranty liability                     $     881       $   2,487          $(2,793) (2)     $    575

      Product upgrades                               $      97       $      60          $   (97) (3)    $      60

-----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:
    Deducted from asset accounts  -
      Allowance for doubtful accounts                $   1,358       $     841          $  (207) (1)    $   1,992

      Product warranty liability                     $     880       $   2,696          $(2,695) (2)    $     881

      Product upgrades                               $     333       $     324          $  (560) (3)    $      97

-----------------------------------------------------------------------------------------------------------------


(1) Uncollectable accounts written off during the year.
(2) Costs incurred for warranty repairs during the year.
(3) Charges incurred for options and additional software features owed to customers.

                                 EXHIBIT INDEX

 Exhibit
 Number                                   Description
 -------                                  -----------
  3.1            Restated Certificate of Incorporation of Registrant, as
                 amended.  (1)
  3.2            Bylaws, as amended. (2)
  4.1 Warrant, dated as of December 19, 1989, between the Company and PaineWebber R&D Partners, II, L.P. (3)
  4.2 Amendment No. 1 to Warrant, dated as of October 16, 1992, between the Company and PaineWebber R&D Partners II, L.P. (3)
  4.3            Form of Warrant Certificate. (3)
  4.4            Form of Common Stock Certificate. (3)
  4.5 Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock. (4)
  4.6 Registration Rights Agreement dated October 24, 1996 among the Company, Infinity Investors, Ltd. and Seacrest Capital
                 Limited. (5)
  4.7            Certificate of Designation of Series C Convertible Preferred
                 Stock.(5)
 10.1            1980 Stock Option Plan, as amended (the ISO Plan). (6)
 10.2 Revised forms of Incentive Stock Option and Early Exercise Stock Purchase Agreement used in connection with the issuance and exercise of options under the ISO Plan. (7)
 10.3            1984 Employee Stock Purchase Plan, as amended (the 1984
                 Purchase Plan). (6)
 10.4 Form of Offering and Participation and Payroll Deduction Agreement used in connection with the purchase of Common Stock under the 1984 Purchase Plan. (8)
 10.5            1984 Supplemental Stock Option Plan, as amended (the
                 Supplemental Plan). (6)
 10.6 Form of Supplemental Stock Option Plan and Early Exercise Stock Purchase agreement used in connection with the issuance and exercise of options under the Supplemental Plan. (7)
 10.7 Lease Agreement, dated as of January 16, 1987, covering the Company's principal executive offices and manufacturing facility. (2)
 10.8 Sublease Agreement, dated December 6, 1990, covering the Company's additional principal executive offices. (9)
 10.9            Perquisite Plan. (10)

 10.10 Amended and Restated 1992 Non-Employee Directors' Stock Option Plan (the Directors' Plan) and Form of Grant used in connection therewith. (6)
 10.11 Lease Agreement, dated March 31, 1992, between MLH Income Realty Partnership III, Lessor, and Compression Labs, Incorporated, Lessee, covering the Company's principal manufacturing facility. (11)
 10.12 First Amendment to Lease, dated December 14, 1994, between MLH Income Realty Partnership III, Lessor, and Compression Labs, Incorporated, Lessee, covering the Company's principal manufacturing facility. (6)
 10.13 Amended and Restated Rights Agreement by and between Compression Labs, Incorporated and The First National Bank of Boston, dated January 29, 1993. (4)
 10.14 Investment Agreement by and between Compression Labs, Incorporated and Fletcher Asset Management, Inc., dated as of June 16, 1995. (6)
 10.15 Loan and Security Agreement, entered into as of August 21, 1995, by and between Compression Labs, Incorporated and BankAmerica Business Credit, Inc. (12)
 10.16 Consulting and Separation Agreement with John E. Tyson dated February 16, 1996. (13)
 10.17 Consulting and Separation Agreement with Robert Silver dated November 29, 1995. (13)
 10.18 Waiver and First Amendment to Credit Agreement, entered into as of April 11, 1996, by and between Compression Labs, Incorporated and BankAmerica Business Credit, Inc. (13)
 10.19 Waiver and Second Amendment to Credit Agreement, entered into as of May 17, 1996, by and between Compression Labs, Incorporated and BankAmerica Business Credit, Inc.(14)
 10.20 Termination Agreement, dated June 4, 1996, between Compression Labs, Incorporated and BankAmerica Business Credit, Inc.(15)
 10.21 Loan and Security Agreement between the Company and Greyrock Business Credit, a Nations Bank Company.(15)
 10.22 Asset Purchase Agreement between the Company and Charger Industries, Inc. dated June 7, 1996.(16)
 10.23 Second Amendment to Amended Lease, dated June 20, 1996, by and between The Equitable Life Assurance Society of the United States and Compression Labs, Incorporated. (17)
 10.24           Employment Agreement with T. Gary Trimm dated July 17, 1996.
                 (17)
 10.25           Employment Agreement with Larry L. Enterline dated July 17,
                 1996. (17)
 10.26 Convertible Preferred Stock Purchase Agreement dated October 24, 1996 among the Company, Infinity Investors, Ltd. and Seacrest Capital Limited.(4)
 10.27 First Amendment to Lease, dated September 3, 1996, by and between AMB Western Properties Fund-1, and Compression Labs, Incorporated.
 11.1            Statement recomputation of Net Income (Loss) Per Share.
 21.1            Subsidiaries of the Company. (9)
 23.1            Consent of KPMG Peat Marwick LLP.
 24.1            Power of Attorney.  Reference is made to Page 49.
 27 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the Year Ended December 31, 1996.
(1) Filed as an exhibit to a Registration Statement on Form S-8 filed on November 29, 1989 (Registration No. 33-32366) and incorporated herein by reference.
(2)      Filed as an exhibit to an Annual Report on Form 10-K filed on April
         14, 1988 (Commission File No. 0-13218) and incorporated herein by reference.
(3) Filed as an exhibit to a Registration Statement on Form S-3 filed on April 5, 1993 and incorporated herein by reference.
(4) Filed as an exhibit to a Current Report on Form 8-K filed on February 1, 1993 (Commission File No. 0-13218) and incorporated herein by reference.
(5) Filed as an exhibit to a Current Report on Form 8-K filed on November 1, 1996 (Commission File No. 0-13218) and incorporated herein by reference.
(6) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1994 (Commission File No. 0-13218) and incorporated herein by reference.
(7) Filed as an exhibit to a Registration Statement on Form S-8 filed June 6, 1994 (file No. 33-79790) and incorporated herein by reference.
(8) Filed as an exhibit to a Registration Statement on Form S-8 filed on March 29, 1985 (Registration No. 2-9628) and incorporated herein by reference.
(9) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1990 (Commission File No. 0-13218) and incorporated herein by reference.
(10) Filed as an exhibit to a Registration Statement on Form S-1 filed on July 10, 1986 (Registration No. 33-7128) or Amendment No. 1 to such Registration Statement filed on July 24, 1986 and incorporated herein by reference.
(11) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1992 (Commission File No. 0-13218) and incorporated herein by reference.
(12) Filed as an exhibit to a quarterly report on Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No.
         0-13218) and incorporated herein by reference.
(13) Filed as an exhibit to an Annual Report on Form 10-K filed for the year ended December 31, 1995 (Commission File No. 0-13218) and incorporated herein by reference.
(14) Filed as an exhibit to a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 0-13218) and incorporated herein by reference.
(15) Filed as an exhibit to a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File No. 0-13218) and incorporated herein by reference.
(16) Filed as an exhibit to a Current Report on Form 8-K filed on June 14, 1996 (Commission File No. 0-13218) and incorporated herein be reference.
(17) Filed as an exhibit to a Registration Statement on Form S-1 filed on November 25, 1996 and incorporated herein by reference.
(18) Filed as an exhibit to a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No.
         0-13218) and incorporated herein by reference.

         (b)     Reports on Form 8-K

    The following report on Form 8-K was filed by the Company during the period from September 28, 1996, through and including December 31, 1996:

   Date of Report                     Item Reported
   -----------------                  -------------
   October 26, 1996                   Item 5 - Other Events
                                      Item 7 - Financial Statement and Exhibits