Form 10-Q
period 1997-03-31
COMPRESSION LABS INC
filed 1997-05-12
CIK 319085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  -------------

                                    FORM 10-Q


(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1997 or
[ ] Transition report pursuant to Section or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      __________.


Commission file number 0-13218


                         COMPRESSION LABS, INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                           94-2390960
----------------------------             ------------------------------------
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

                            Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Shares outstanding at April 30, 1997
-----                               ------------------------------------
Common Stock                               15,892,953

                       COMPRESSION LABS, INCORPORATED

                                    INDEX



                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
                  Condensed Consolidated Statements of Operations -
                     For the Three Months Ended March 31, 1997 and 1996......          1

                  Condensed Consolidated Balance Sheets -
                     March 31, 1997 and December 31, 1996....................          2

                  Condensed Consolidated Statements of Cash Flows -
                     For the Three Months Ended March 31, 1997 and 1996......          3

                  Notes to Condensed Consolidated Financial Statements -
                     March 31, 1997..........................................          4

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................          6


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................          8

Item 6.       Exhibits and Reports on Form 8-K...............................         10

              SIGNATURES.....................................................         11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         COMPRESSION LABS, INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          1997           1996
                                                          --------     --------
 Revenues
  Product                                                 $ 15,116     $ 17,246
  Services                                                   3,271        2,775
                                                          --------     --------
                                                            18,387       20,021
                                                          --------     --------
 Cost of revenues
  Product                                                   10,278       10,383
  Services                                                     667          724
                                                          --------     --------
                                                            10,945       11,107
                                                          --------     --------
    Gross margin                                             7,442        8,914
                                                          --------     --------
 Operating expenses
  Selling, general and administrative                        8,202       11,457
  Research and development                                   3,281        3,450
                                                          --------     --------
    Total operating expenses                                11,483       14,907
                                                          --------     --------
    Loss from operations                                    (4,041)      (5,993)
 Interest income                                                 2           13
 Interest expense                                             (246)        (225)
                                                          --------     --------
    Net loss                                              $ (4,285)    $ (6,205)
                                                          ========     ========

 Loss per share                                           $  (0.27)    $  (0.40)
                                                          ========     ========

Weighted average common shares and common share
    equivalents outstanding                                 15,893       15,526
                                                          ========     ========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                March 31,  December 31,
                                                                                   1997        1996
                                                                               (Unaudited)   (Audited)
                                                                               -----------   ---------
                        ASSETS
 Current assets
  Cash and cash equivalents                                                    $   2,749   $   4,803
  Accounts receivable, less allowance for doubtful accounts of
    $11,444 in 1997 and $11,461 in 1996                                           22,610      29,218
  Inventories                                                                     10,058      10,157
  Deferred merger costs                                                            1,426          --
  Other current assets                                                             1,274       1,516
                                                                               ---------   ---------
    Total current assets                                                          38,117      45,694
                                                                               ---------   ---------
 Property and equipment
  Furniture and fixtures                                                           8,421       8,429
  Machinery and equipment                                                         24,240      24,000
                                                                               ---------   ---------
                                                                                  32,661      32,429
  Accumulated depreciation and amortization                                      (22,698)    (21,324)
                                                                               ---------   ---------
                                                                                   9,963      11,105
 Capitalized software, net                                                         3,541       3,541
 Other assets                                                                        306         310
                                                                               ---------   ---------
    Total assets                                                               $  51,927   $  60,650
                                                                               =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Short-term debt                                                              $   8,515   $  10,804
  Accounts payable                                                                12,242      11,301
  Accrued liabilities                                                              7,220       8,983
  Deferred revenue                                                                 4,537       5,926
                                                                               ---------   ---------
    Total current liabilities                                                     32,514      37,014
                                                                               ---------   ---------

 Redeemable, convertible preferred stock
  Series C, $.001 par value; 350,000 shares authorized, issued and outstanding
   (liquidation preference of $7,120 in 1997 and $7,053 in 1996)                   6,248       6,277

 Stockholders' equity
  Preferred stock-
    Undesignated preferred stock, $.001 par value; 3,650,000 shares
    authorized; none issued and outstanding                                           --          --
  Common stock-
    $.001 par value; 25,153,658 shares authorized; shares issued
    and outstanding: 15,892,953 in 1997 and 15,865,496 in 1996                        16          16
  Warrants to acquire common stock                                                   575         575
  Additional paid-in capital                                                     122,256     122,165
  Accumulated deficit                                                           (109,682)   (105,397)
                                                                               ---------   ---------
    Total stockholders' equity                                                    13,165      17,359
                                                                               ---------   ---------
    Total liabilities and stockholders' equity                                 $  51,927   $  60,650
                                                                               =========   =========







     See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

                        CONDENSED CONSOLIDATED CASH FLOWS
                            (Unaudited, in thousands)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                              1997       1996
                                                              ----       ----
Cash flows from operating activities
 Net loss                                                   $ (4,285)  $ (6,205)
 Non-cash expenses included in operations
   Depreciation and amortization                               1,850      1,543
 Changes in operating assets and liabilities
   Accounts receivable                                         6,446      7,571
   Inventories                                                    98     (2,849)
   Deferred merger costs                                      (1,426)        --
   Other current assets                                          242       (207)
   Accounts payable                                              941      3,587
   Accrued liabilities                                        (1,667)    (8,499)
   Deferred revenue                                           (1,389)      (707)
   Discontinued operations                                       163      5,933
                                                            --------   --------
     Net cash generated by operations                            973        167
                                                            --------   --------

Cash flows from investing activities
 Property and equipment additions                               (232)      (708)
 Increase in capitalized software                               (476)      (353)
 Decrease in other assets                                          4         32
                                                            --------   --------
     Net cash used in investing activities                      (704)    (1,029)
                                                            --------   --------

Cash flows from financing activities
 Sales of common stock, net                                       91         56
 Issuance costs - Series C preferred stock and warrants          (29)        --
 Payments of capital lease obligations                            --       (220)
 Collateralized payments                                         (96)      (157)
 Payments under line of credit agreements                     (2,289)    (8,259)
                                                            --------   --------
     Net cash used in financing activities                    (2,323)    (8,580)
                                                            --------   --------

Net decrease in cash and cash equivalents                     (2,054)    (9,442)
Cash and cash equivalents at beginning of period               4,803     12,638
                                                            --------   --------
Cash and cash equivalents at end of period                  $  2,749   $  3,196
                                                            ========   ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         COMPRESSION LABS, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1997

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

       The Company's interim fiscal quarters end on the Friday of the thirteenth week following the end of the previous quarter. Accordingly, the actual dates of the end of the first quarters of 1997 and 1996 were March 28 and March 29, respectively. The fiscal year end will remain as December 31. The comparability of the financial statements between periods presented is not materially affected by this presentation.

       Certain amounts previously reported for the first quarter of 1996 have been reclassified to conform with the 1997 and year-end 1996 presentation.

       The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K.

2.     DISCONTINUED OPERATIONS

       During November 1995, the Company adopted a strategic plan to discontinue its broadcast products division. The results for the division have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. On June 27, 1996 the Company completed the sale of certain assets of its broadcast products division to Charger Industries, a subsidiary of General Instrument Corporation. With the exception of the accounts receivable, the Company disposed of the remaining assets of the division to a separate buyer. At March 31, 1997 and December 31, 1996, net assets of discontinued operations consisted of accounts receivable, net of $1,636,000 and $1,798,000, respectively.

       Revenues from the discontinued division were approximately $0 and $6,744,000 for the three months ended March 31, 1997 and 1996, respectively.

3.     EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share is computed by dividing earnings (loss) applicable to common stock by the weighted average number of common shares and dilutive common equivalents shares outstanding during each period presented. Common equivalent shares consist of stock options and warrants that are computed using the treasury stock method. Common share equivalents are not included in calculating loss per share because the effect would be anti-dilutive.

4.     INVENTORIES

       Inventories at March 31, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                           1997          1996
                                                         -------       ------
           Raw materials                                 $ 4,219       $ 2,465
           Work in process                                 1,073         1,923
           Finished products
             Products on hand                              3,567         4,443
             Products under rental and loan agreements     1,199         1,326
                                                         -------       -------
                                                         $10,058       $10,157
                                                         =======       =======

5.     CAPITALIZED SOFTWARE

       Internal software development costs capitalized by the Company was approximately $476,000 for the three months ended March 31, 1997. Amortization of capitalized software development costs and purchased software was $476,000 for the quarter ended March 31, 1997.


6.     BANK LINE OF CREDIT AND LONG-TERM DEBT

       In June 1996, the Company obtained a $15,000,000 revolving credit facility with a bank that bears interest at the highest London Interbank Offered Rate (LIBOR), which was 5.69% for April 1997, plus 4.81%, which expires on June 30, 1997. The line of credit agreement is secured by substantially all of the Company's assets. Under the credit agreement, the Company may not declare or make any cash or stock dividends. The bank, however, gave its consent to the Company to enter into a financing agreement to sell preferred stock that provides for cumulative dividends. At March 31, 1997, the balance outstanding under this line of credit was $8,515,000.

7.     INCOME TAXES

       Substantially all of the Company's federal income taxes to date have been offset by utilization of net operating loss carryforwards. When all such carryforwards are utilized, the Company anticipates a future provision for federal income taxes that will more closely approximate the statutory rates.

8.     PENDING MERGER AND RELATED COSTS

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

       The Merger is subject to the separate majority approval by the stockholders of the Company and VTEL, and certain other conditions, including the receipt of opinions that the Merger may be accounted for as a pooling of interest and qualify as a tax-free exchange. Under certain conditions, if the Merger is terminated at any time prior to its consummation, the Company is to pay VTEL a termination fee of $3.5 million plus expenses incurred by VTEL pursuant to the Merger. Separate special meetings of Company and VTEL shareholders will be held on May 23, 1997 to vote upon a proposal to approve the Merger.

       During the quarter ended March 31, 1997, the Company recorded approximately $1,426,000 for costs related to the Merger, consisting primarily of professional services and severance. Such costs are included in the condensed consolidated balance sheet at March 31, 1997, and will be expensed in the period that the Merger is consummated or terminated.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable to the currently presented primary net income per share.

       The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997, and at that time all historical net income per share date presented will be restated to conform to the provisions of SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 1996 under the caption "Business" and those discussed herein.

Unless noted otherwise, the following discussion pertains to the Company's continuing operations. Discussion of discontinued operations is contained in
Note 2 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

REVENUES

Revenues in the first quarter of 1997 were $18.4 million compared to $20.0 million in the first quarter of 1996, a decrease of 8%. The decrease in revenues was due primarily to a decrease in videoconferencing unit shipments. Codec shipments were 309 units in the first quarter of 1997 compared to 431 units in the first quarter of 1996.

International revenues increased to $6.9 million, or 37% of revenues, for the three months ended March 31, 1997, compared to $4.4 million, or 22% of revenues, for the three months ended March 31, 1996.

GROSS MARGIN

Gross margin as a percentage of revenues was 40% and 45% for the three months ended March 31, 1997 and 1996, respectively. The decrease in gross margin was primarily due to reduced margins in multipoint videoconferencing systems, which was partially offset by higher margins on eclipse systems.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $8.2 million, or 45% of revenues, for the first quarter of 1997 compared to $11.5 million, or 57% of revenues, for the first quarter of 1996. The first quarter of 1996 included $1.7 million of additional expenses resulting from the Company's decision to restructure its videoconferencing division. The additional expenses consisted primarily of severance and related costs associated with headcount reductions in the first quarter of 1996. The decrease in selling, general and administrative expenses is mainly due to headcount reductions that were partially offset by one-time costs associated with consolidating operating divisions, including relocating employees into a single facility. The Company anticipates that selling, general and administrative expenses will generally increase with increases in the level of revenues but may vary from quarter to quarter as a percentage of revenues.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense was 18% and 17% of revenues for the first quarter of 1997 and 1996, respectively. The increase in research and development expense as a percentage of revenues was due to a combination of decreased revenues, as well as an increase in the portion of engineering spending that was dedicated to research and development instead of capitalized software activity. The Company expects that the level of research and development expenses as a percentage of revenues will fluctuate due to varying levels of research and development activities, external funding, and amounts capitalized in conjunction with software development activities.

NET INTEREST EXPENSE

Net interest expense was $0.2 million for the first quarter of 1997 and 1996. See Note 6 of Notes to Condensed Consolidated Financial Statements.

NET LOSS

Net loss was $4.3 million for the first quarter of 1997 compared to $6.2 million in the first quarter of 1996. This reduction was due primarily to reduced research and development and selling, general and administrative expenses offset by decreased revenues and lower gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating and product development activities have required significant cash. The Company has used internally generated funds, public and private offerings of common stock and preferred stock, sale and leaseback arrangements, and bank credit lines to finance its operations since 1983. Cash generated by operations was $1.0 million in the first three months of 1997 and $.2 million in the first three months of 1996. The factors causing an increase in cash generated by operations between periods were a reduction in net loss, lower reduction of accrued liabilities, and smaller increase in inventories. Such increases were partially offset by a smaller reduction in carrying value of assets related to the Company's discontinued operations and the increase in deferred merger costs. Net cash used in investing activities was $.7 million in the first three months of 1997 and $1.0 in the first three months of 1996. This decrease was primarily due to lower property and equipment additions. Net cash used in financing activities was $2.3 million during the first three months of 1997 and $8.6 million during the first three months of 1996. This change is due primarily to lower payments made to reduce line of credit borrowings. See Note 6 of Notes to Condensed Consolidated Financial Statements.

As of March 31, 1997, the Company had cash and cash equivalents totaling $2.7 million. The Company has a line of credit, which expires on June 30, 1997, in the amount of $15.0 million, of which $8.5 million was outstanding at March 31, 1997. See Note 6 of Notes to Condensed Consolidated Financial Statements. Working capital was $5.6 million at March 31, 1997 and includes deferred merger costs of $1.4 million. See Note 8 of Notes to Condensed Consolidated Financial Statements. Working capital was $8.7 million at December 31, 1996.

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

The Company anticipates that existing cash, lines of credit, and the future sales of convertible preferred stock, together with sources of additional liquidity, such as private or public offerings, sale and leaseback arrangements, equipment lease lines and bank credit lines, will be sufficient to meet cash requirements through the fourth quarter of 1997. Should additional funding be required, however, there can be no assurance that such funding will be available on acceptable terms as and when required by the Company.

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

    On January 22, 1997, Datapoint initiated a lawsuit against VTEL and CLI in the Supreme Court for the County of New York (the "New York lawsuit") alleging, among other things, that on December 30, 1996 CLI agreed to settle Datapoint's patent infringement action pending against CLI in the United States District Court for the Northern District of Texas in exchange for a payment and a license of Datapoint patented technology to CLI. Although no settlement agreement or license agreement was entered into and CLI denies it ever agreed to settle the pending patent infringement action, Datapoint maintains it reasonably expected that a settlement agreement and license agreement would be entered into with CLI and maintains that VTEL has willfully and intentionally interfered and prevented Datapoint from obtaining the settlement and license that Datapoint sought. Datapoint also asserts that VTEL's actions amounted to a prima facie tort. Datapoint seeks from VTEL an amount equal to the benefit that it would have received from CLI under the alleged settlement agreement and license agreement, as well as punitive damages of at least $3 million.

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

    On April 28, 1997, the United States District Court for the Southern District of New York rejected Datapoint's motion to remand the New York Lawsuit to state court in New York. The New York Federal judge based his opinion on the necessity of determining underlying patent infringement issues before deciding the issues involved in the New York lawsuit. As noted above, Datapoint alleged that CLI failed to disclose the pending merger with VTEL, causing Datapoint to license its patents to CLI on more favorable terms than it would have otherwise. For the New York court to determine whether Datapoint was injured under its alleged settlement agreement with CLI, the court needs to know the scope and validity of the underlying patent infringement claims - substantial questions of Federal patent law. Because resolution of substantial patent law issues was necessary to resolve the New York lawsuit, the New York judge removed that suit to the Federal District Court in Dallas, where the patent infringement issues are to be adjudicated. The trial date set for June 16, 1997 remains unchanged.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits


Exhibit
Number                                          Description
------                                          -----------
27.1 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the Quarter Ended March 31, 1997.

       (b)    Reports on Form 8-K

              The following report on Form 8-K was filed by the Company during the period from January 1, 1997, through and including March 31, 1997:

              Date of Report          Item Reported
              --------------          -------------
              January 6, 1997         Item 5 - Other Events
                                      Item 7 - Financial Statement and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COMPRESSION LABS, INCORPORATED



                         BY /s/ T. Gary Trimm
                           -------------------------------
                            T. Gary Trimm
                            President, Chief Executive Officer, and Principal Financial Officer
May 7, 1997

                                  EXHIBIT INDEX


 Exhibit
 Number                        Description
 ------                        -----------
 27.1 Article 5 of Regulation S-X, Financial Data Schedules for Compression Labs, Incorporated for the Quarter Ended March 31, 1997.